Form 10-K
period 2000-12-18
PIEDMONT INC
filed 2001-03-05
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-KSB
(Mark One)
  X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2000.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           Commission File No: 0-31431

                                PIEDMONT, INC.
                   (Name of small business in its charter)

         Utah                                                33-0052057
(State of Incorporation)                              (IRS Employer I.D. No.)

                            3700 Susan St., Ste. 200
          Address of Principal Executive Office (street and number)

                           Santa Ana, California 92704
                          City, State and Zip Code

(Issuer's telephone number:  (949) 770-2578; Fax: (603)375-6582

Securities to be registered under Section 12(b) of the Act:

                             Title of each class
                                     N/A

Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a speci- fied date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,093,195 as of September 30, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                   PART I


ITEM 1.        DESCRIPTION OF BUSINESS

General

PIEDMONT, INC. (the Company) is a Utah corporation formed on June 29, 1983, under the name of Teal Eye, Inc. Its principal place of business is located at 3700 Susan Street, Ste. 200, Santa Ana, California 92704. The Company merged with Terzon Corporation and changed its name to Terzon Corporation in 1984.

It subsequently changed its name to Candy Stripers Candy Corporation. It was engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. The Company was traded over the counter (OTCBB) for several years. It ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection in 1986. After emerging from Bankruptcy in 1993, it was dormant until September, 1997 when the Company attempted an acquisition of Fort Stockton Oil & Gas Co., Texas. The acquisition agreement was canceled by mutual consent in April, 1998. The Company changed its name to Piedmont, Inc. in January, 1998.

The nature of the Company's business is the development of an on- line shopping mall ("cybermall") on the Internet which offers a range of goods and services for sale to consumers over the Internet. Our primary web site is www.PiedmontCyberMall.com. We have six different retail websites which sell toys, electronics, health and beauty, sporting goods, gifts, books, music and videos.

Our intent is to provide value to both the end-user and to our vendors by providing a range of goods and services in one location. We believe that our vendors may see increased traffic from customers arriving at our web site for the purpose of browsing for an unrelated product or service.

Item 2.     Description of Property.

None.

Item 3.      Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended November 30, 2000.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 10,093,195 common shares of the Company outstanding at November 30, 2000.

(b) Holders of Common Equity.

As of November 30, 2000, there was 637 shareholders of record of the Company's common stock.

(c)  Dividends.

The Company has not declared or paid any dividends. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Plan of Operation

Piedmont develops Internet resources to provide internet users with a comprehensive web site where they can obtain goods and services. We are in the process of implementing our business model and entering into contracts with merchants who can provide the goods and services to be sold through our web site. We launched our website www.PiedmontCyberMall.com, in July, 2000. We currently intend to raise additional capital in the next six months, either in the form of equity, debt, or a combination thereof. Additional funding may be unavailable, or if it is available, the terms of such financing may be unacceptable to us.

We expect our future revenue to be derived from several sources including: (i) retail sales of goods to consumers; (ii) commissions or royalties paid by strategic partners for orders received through us; (iii) advertising on our web sites, and (iv) fees for electronic commerce services and fees paid by store vendors featured on our web site.

We expect to hire between three to four additional employees in the next six months, depending on demand for the products and services we offer and the growth of our operations generally, as may be necessary to sustain growth and to remain competitive. The nature of our business is the development of an on-line shopping mall ("cybermall") on the Internet which offers a range of goods and services for sale to consumers over the Internet. Our primary web site is www.PiedmontCyberMall.com.

We have six different retail websites ("storefronts") which sell toys, electronics, health and beauty, sporting goods, gifts, books, music and videos.

Employees

The Company's has two employees at the present time which are the Company's officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. We expect to hire between three to four additional employees in the next six months, depending on demand for the products and services we offer and the growth of our operations generally, as may be necessary to sustain growth and to remain competitive.

Item 7.  Financial Statements.

See the financial statements for the year ended November 30, 2000 attached hereto and incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name/Address                  Age  Position            Term
------------------------      ---  --------            ----
Vincent van den Brink         59    President/Director 1998 to Present
3700 Susan St., Ste. 200
Santa Ana, CA  92704

Rita Thomas                   54    Secretary/Director 1998 to Present
3700 Susan St., Ste. 200
Santa Ana, CA 92704

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Vincent van den Brink has been President and Director of the Company since 1998. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, export products and sourcing products for international clients. Mr. Van den Brink is the

Secretary/Treasurer of Theinternetcorp.net, Inc. and President of Morgan Clark Management Co., Inc., both of which are public reporting companies. He holds a Bachelor's degrees in automotive engineering from the Auto Technische School in Apeldoorn, Netherlands. He is fluent in English, Dutch, German and Afrikaans.

Rita Thomas, age 54, is president of Thomas & Associates, a paralegal services firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Ms. Thomas is the President and Director of Mill Creek Research, Inc. and Regency Capital West, Inc., both of which are public reporting companies. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended November 30, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                     Position                         Filed Reports
---------------------    -------------------              -------------
Vincent van den Brink    Pres, Director,                    Yes
Majority Shareholder

Rita Thomas              Secretary, Director                Yes

Item 10.  Executive Compensation.

No officer or director of the Company presently receives any remuneration. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists.

Item 11.  Security Ownership of Certain Beneficial Owners and  Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of November 30, 2000 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of       Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class
--------      -----------------------           ------------   --------

Common        Vincent van den Brink             9,757,229        96.7%
Stock         3700 Susan St., Ste 200
              Santa Ana, CA 92704

Common        Rita Thomas                          20,000          .2%
Stock         3700 Susan St., Ste 200
              Santa Ana, CA 92704

Common        Shares of all                     9,777,229        96.9%
Stock         directors and
              executive officers as a
              group (2 persons)

Item 12.   Certain Relationships and Related Transactions.

In June, 1999, the Company issued 1,000,000 of its common stock to its sole Director and President, Mr. van den Brink, for $1000.

Item 13.  Exhibits and Reports on Form 8-K.

(1)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report
Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

(2)  List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(3)  Reports filed on Form 8-K.

On December 19, 2000, the Company filed a Form 8-K reporting that on November 18, 2000, Villa Nova Management Co., Inc. sold all of its shares, representing approximately 96% of the total outstanding shares of the corporation, to Mr. Vincent van den Brink. Mr. van den Brink was to remain in his present positions as President and Director of the company.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2001                   PIEDMONT,INC.

                                   /s/ Vincent van den Brink
                                   -------------------------------
                                  Vincent van den Brink, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 14, 2001                  /s/ Vincent van den Brink
                                   -------------------------------
                                   Vincent van den Brink, Director

[CAPTION]

                           INDEPENDENT AUDITORS' REPORT

Board or Directors
Piedmont, Inc.
Santa Ana, California

We have audited the balance sheet of Piedmont, Inc., formerly Candy Stripers Candy Corporation, for the period from December 1, 2000 to December 31, 2000 and the years ended November 30, 2000 and November 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from December 1, 2000 to December 31, 2000 and the years ended November 30, 2000 and November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
statement presentation.   We believe that our audit provides a reasonable basis
for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piedmont, Inc. at November 30, 2000, and the results of its operations and cash flows for the period of December 1, 1999 to December 31, 2000, and the years ended November 30, 1999 and November 30, 1998, in conformity with generally accepted accounting principles.

/s/ Kurt D. Saliger
-------------------------------
Kurt D. Saliger, C.P.A.
(Nevada State License No. 2335)
Certified Public Accountant
Las Vegas, Nevada
February 14, 2001


                                              PIEDMONT, INC.
                               (Formerly Candy Stripers Candy Corporation)
                                              BALANCE SHEET

                                          Dec 1, 2000 to         November 30,
                                          Dec 31, 2000        2000          1999
                                          --------------     ------        ------
         ASSETS

CURRENT ASSETS:
     Cash                                      $    0     $    0          $   0
Stock subscriptions

   TOTAL CURRENT ASSETS                        $    0                     $   0

OTHER ASSETS:

   TOTAL ASSETS                                $    0     $    0          $   0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $    0     $    0          $1137
Sales tax payable
     Loans payable
                                               ------     ------          -----
TOTAL CURRENT LIABILITIES                      $    0     $    0          $1137






STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    authorized 40,000,000 shares;
    no shares issued
  Common stock, $.001 par value,
    authorized 100,000,000 issued:
    November 30,1999  10,093,195                                           10,093
    November 30,2000  10,093,195                           10,093
    December 31,2000  10,093,195               10,093
  Additional paid-in capital                3,646,297   3,646,297       3,646,297
  Accumulated loss                         (3,656,390) (3,656,390)     (3,657,527)

     TOTAL STOCKHOLDERS' EQUITY                $    0           0           (1137)

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $    0     $     0         $     0


                              See accompanying notes to financial statements.



                                              PIEDMONT, INC.
                                (Formerly Candy Stripers Candy Corporation)
                                          STATEMENT OF OPERATIONS

                                       December 1, 1999    For the year ended
                                              to               November 30,
                                       December 31, 2000     2000       1999
                                       -----------------    ------     ------
REVENUE:
Sales                                     $   0           $   1137      $   0


Miscellaneous income

TOTAL REVENUE

EXPENSES:
     Rent
Bank charges
Professional fees                                             1137        325
License and taxes
Office supplies
Telephone
Interest expense
Services rendered

TOTAL EXPENSES                           $   0              ( 1137)      (325)

OTHER INCOME:
Forgiveness of debt

GAIN (LOSS) BEFORE TAXES                     0                 0         (325)

State Tax                                    0                 -

NET INCOME (LOSS) AFTER TAXES            $   0             $   0       $ (325)


                              See accompanying notes to financial statements.












                                             PIEDMONT, INC.
                               (Formerly Candy Stripers Candy Corporation)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Additional
                                Preferred     Common Stock         paid-in       Accumulated
                                Stock       Shares      Amount      capital       loss
                                ---------   ------      ------      ----------    -----------
Balance, November 30, 1997          0      23,298,985    23,299    3,625,897     (3,649,048)


December 15, 1997, issued                      72,000        72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                             76,000,000     76,000     (76,000)


December 30, 1997, reverse
  stock split, 100-1                      (98,377,119)   (98,377)     98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                 8,977,229      8,977     (1,977)

June 9, 1998, issued for
  services rendered                            52,100         52



Net loss, year ended
  November 30, 1998                 0                                               (8,154)
                                ---------  ------      ------      ----------    -----------
Balance, November 30, 1998          0       10,023,195    10,023   3,646,297     (3,657,202)

December 1, 1998, issued for
  services rendered                            60,000         60

August 19, 1999, issued for
  services rendered                            10,000         10

Net loss, year ended
  November 30, 1999                 0                                                  (325)
                                ---------  ------      ------      ----------    -----------
                                           10,093,195     10,093   3,646,297     (3,657,527)
Net income, year ended
  November 30, 2000                                                                   1,134
                                    0      10,093,195     10,093   3,646,297     (3,656,390)

Balance, December 31, 2000                 10,093,195     10,093   3,646,297     (3,656,390)


                                   See accompanying notes to financial statements.















[CAPTION]

                                   PIEDMONT, INC.
                   (Formerly Candy Stripers Candy Corporation)
                              STATEMENT OF CASH FLOWS

                                               December 1, 1999       For the year ended
                                                    to                    November 30,
                                               December 31, 2000       2000         1999
                                               -----------------      ------       ------
Cash Flows from Operating Activities:

   Net income (loss)                                    0            $ 1137       $ (325)
   Stock issued for services                                                          70
   Decrease in assets
   Increase (decrease) in
      Liabilities                                       0              1137          185

      Net Cash Flows from Operating
      Activities                                        -                0           (70)

Cash Flows from Investing Activities:                   -                -             -
Cash Flows from Financing Activities:
   Stock subscriptions
   Cancel stock                                         0
      Net Cash Flows from Financing
      Activities                                        -                -
Net increase (decrease) in cash                         -              (1137)        (70)
Cash, beginning of period                               0               1137          70
Cash, end of period                                 $   0             $    0        $  0



                              See accompanying notes to financial statements.



[CAPTION]

                         PIEDMONT, INC.
           (Formerly Candy Stripers Candy Corporation)
                  NOTES TO FINANCIAL STATEMENTS
       December 31, 2000, November 30, 2000 and November 30, 1999

NOTE 1 - HISTORY, ACCOUNTING POLICIES AND PROCEDURES

The Company was incorporated June 29, 1983 under the laws of the State of Utah as Teal Eye, Inc. On September 7, 1984, the Company merged with Terzon Corp. and amended its Articles of Incorporation changing the Company name to Terzon Corp. On September 7, 1984, the Company amended its Articles of Incorporation changing its name to Candy Stripers Candy Corporation. On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc.

On November 24, 1997, Villa Nova Management Co., Inc., signed an acquisition agreement with Pilaras Oil and Gas, Inc., to acquire 100% of the stock of Fort Stockton Oil and Gas, a subsidiary of Pilaras Oil and Gas. This contract was assigned to the Company on November 28 for common stock in the Company. However, on April 21, 1998, the contract was cancelled by mutual consent. The stock issued to Villa Nova Management was retained as payment in preparing proxy statements, amending the Articles of Incorporation, and other legal services.

On December 22, 1997, the stockholders authorized 40,000,000 shares of preferred stock at $.001 par value, the terms and conditions of which are to be set by the Board of Directors. As of August 31, 2000, no shares of preferred stock had been issued.

On December 30, 1997, the Company authorized a 100-1 reverse stock split reducing the outstanding stock by 98,377,119 shares.

The Board of Directors reaffirmed the previous issuance of 9,737,229 shares of restricted common stock (76,000,000 shares split to 760,000 shares and 8,977,229 post split) to Villa Nova for $7,000 consisting of $2,000 for cancelation of a corporate promissory note and $5,000 for rent. During the year ended November 30, 1998, the Company issued 124,100 shares of common stock for services rendered. The stock was issued at par value because the stock has no market value and the value of the services rendered could not be determined.

During the year ended November 30, 1999, the Company issued 70,000 shares of common stock for services rendered. The stock was issued at par value because the stock has no market value and the value of the services rendered could not be determined.

The nature of the Company's business is the development of websites, including consultation and design, for the sale of retail products. The Company is presently contracting with various companies for the resale of home gift items. The company's website is operational.

The Company has adopted the following accounting policies and procedures:

1. The Company uses the accrual method of accounting.

2. Earnings (loss) per share is calculated using a weighted averaged number of shares of common stock outstanding.

3. The Company has elected a fiscal year ending November 30th.

  NOTE 2 - EMPLOYEE STOCK OPTION PLAN

On December 27, 1997, the stockholders approved setting aside 500,000 shares of common stock for an employee stock bonus plan, the terms of which are to be determined by the Board of Directors.

  NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

   NOTE 4 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at December 31, 2000. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.