Form 10-Q
period 2001-02-28
PIEDMONT INC
filed 2001-05-16
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  FEBRUARY 28, 2001.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________

                        COMMISSION FILE NUMBER: 000-31431
                                               ---------

                                 PIEDMONT, INC.
             (Exact name of registrant as specified in its charter)


                 Utah                                   33-0052057
(State or jurisdiction of incorporation           I.R.S. Employer I.D. No.)
            or organization

3700 Susan St., Ste. 200, Santa Ana, CA                   92704
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (949) 770-2578; Fax: 603-375-6582
                                --------------       ------------

  Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing  requirements for the past 90 days.  Yes    X       No
                                                 ----          ----

As of February 28, 2001, the Registrant had 10,093,195 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----    ----

PART I.

ITEM 1.   FINANCIAL STATEMENTS.



                                 Piedmont, Inc.
                  (Formerly Candy Stripers Candy Corporation)
                                 BALANCE SHEET
                               February 28, 2001
                                  (Unaudited)



                                                   Three Months Ended
                                                   February 28, 2001
                                                   ------------------
ASSETS
CURRENT ASSETS:
   Cash                                                   $         0
   Accounts Receivable                                    $
   Other Investments                                      $         0
TOTAL CURRENT ASSETS                                      $
ORGANIZATIONAL COSTS, NET                                 $         0
TOTAL ASSETS                                              $         0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                       $         0
TOTAL CURRENT LIABILITIES                                 $         0
LONG-TERM DEBT                                            $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares, issued
   and outstanding at February 28, 2001
   10,093,195 shares                                      $    10,093

Additional paid in Capital                                $ 3,646,297
Earnings Accumulated During Development Stage             $(3,656,390)
                                                           -----------
TOTAL STOCKHOLDERS' EQUITY                                $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         0
                                                           ===========



              See accompanying notes to interim financial statements

                                 Piedmont, Inc.
                  (Formerly Candy Stripers Candy Corporation)
                            STATEMENT OF OPERATIONS
                    Three Months Ended on February 28, 2001
                                  (Unaudited)


                                                      Three          For the
                                                      Months         year ended
                                                      Ended          November
                                                      February 28,   30, 2000
                                                      2001
                                                      ------------   ----------
INCOME:
Revenue                                                 $    0        $ 1137
TOTAL INCOME                                            $    0        $ 1137
                                                            ====      ======
EXPENSES:
General, and Administrative                             $    0        $ 1137
Amortization                                            $    0        $    0
Total Expenses                                          $             $(1137)
Net Profit/Loss(-) From Operations                      $             $
Interest Income                                         $    0        $
INCOME (LOSS) BEFORE INCOME TAXES                       $             $    0
Provision for income tax                                $    0        $    0
NET INCOME (LOSS)                                       $    0        $    0
                                                            ====      ======
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED           $    0.00   $ 0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING    10,093,195 10,093,195



              See accompanying notes to interim financial statements

                                 Piedmont, Inc.
                  (Formerly Candy Stripers Candy Corporation)
                            STATEMENTS OF CASH FLOWS
        Three Months Ended on February 28, 2001, Year Ended Nov 30, 2000
                                  (Unaudited)

                                 Three Months           For the year
                                    Ended               Ended
                                February 28, 2001       November 30, 2000
                                -----------------       ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:               $   0                 $ 1137
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                       $   0                 $ 1137

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                            $  0                   $   0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                             $  0                   $   0

Net Increase in Cash             $  0                   $ (1137)
Cash, Beginning of Period        $  0                   $  1137

Cash, End of Period              $  0                   $   0



              See accompanying notes to interim financial statements

                                  Piedmont, Inc.
                  (Formerly Candy Stripers Candy Corporation)
                         NOTES TO INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS

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

The nature of the Company's business is the development of websites, including consultation and design, for the sale of retail products. The Company is presently contracting with various companies for the resale of home gift items. The company's website (www.piedmontcybermall.com) is operational.

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of February 28, 2001 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended February 28, 2001 due to the zero net income and substantial loss carry forward.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of Piedmont, Inc. and notes thereto contained elsewhere in this report.

Initial Operation.

Up to the present time, Piedmont, Inc. has only been in the organizational phase. Over the next 12 months Piedmont, Inc. intends to concentrate its efforts into development and enhancement of the company's website (www.piedmontcybermall.com). These changes will include additional information and articles of interest to internet shoppers and a possible newsletter. Piedmont, Inc. will also be seeking to enhance its advertising revenues by the placement of additional advertising on the website.

Piedmont, Inc. will need to raise additional capital in order to continue its operations. Such financing will probably take the form of a combination of debt and equity financing. However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to Piedmont, Inc.

Currently, Piedmont, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended February 28, 2001, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on February 28, 2001.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

Piedmont, Inc. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Piedmont, Inc. has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. None
(b) Exhibits included or incorporated by reference herein: See Exhibit Index


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Piedmont, Inc.


Dated:  May 10, 2001          By:  Vincent van den Brink
                                   --------------------------------
                                   Vincent van den Brink, President