Form 10QSB
period 2001-05-31
PIEDMONT INC
filed 2001-07-20
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001.

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE  TRANSITION  PERIOD  FROM  ______________  TO     ______________

                        COMMISSION FILE NUMBER: 000-31431


                                 PIEDMONT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

              Utah                                             33-0052057
              ----                                             ----------
(State or jurisdiction of incorporation                     I.R.S. Employer
        or organization                                    Identification No.)

                  3700 Susan St., Ste. 200, Santa Ana, CA 92704
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number: (949) 770-2578; Fax: 603-375-6582

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days. Yes [X]    No [ ]

As of May 31, 2001, the Registrant had 10,093,195 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

PART I.

ITEM 1.   FINANCIAL STATEMENTS.


                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                  May 31, 2001
                                   (Unaudited)

                                                     Three Months Ended
                                                        May 31, 2001
                                                       --------------
ASSETS
CURRENT ASSETS:
   Cash                                                $           0
   Accounts Receivable                                 $           0
   Other Investments                                   $           0
                                                       --------------
TOTAL CURRENT ASSETS                                   $           0
ORGANIZATIONAL COSTS, NET                              $           0
TOTAL ASSETS                                           $           0
                                                       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                    $           0
TOTAL CURRENT LIABILITIES                              $           0
LONG-TERM DEBT                                         $           0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common  stock, $.001 par value
   authorized 100,000,000 shares, issued
   and outstanding at May 31, 2001
   10,093,195 shares                                   $      10,093

Additional paid in Capital                             $   3,646,297
Earnings Accumulated During Development Stage          $  (3,656,390)
                                                       --------------
TOTAL STOCKHOLDERS' EQUITY                             $           0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $           0
                                                       ==============

See accompanying notes to interim financial statements



                                      Piedmont, Inc.
                        (Formerly Candy Stripers Candy Corporation)
                                  STATEMENT OF OPERATIONS
                            Three Months Ended on May 31, 2001
                                        (Unaudited)

                                                    Three Months Ended  For the year ended
                                                       May 31, 2001      November 30, 2000
                                                       ------------      -----------------
INCOME:

Revenue                                                $          0        $       1137
TOTAL INCOME                                           $          0        $       1137
                                                       ============        ============

EXPENSES:
General, and Administrative                            $          0        $       1137
Amortization                                           $          0        $          0
Total Expenses                                         $       --          $      (1137)
Net Profit/Loss(-) From Operations                     $       --          $       --
Interest Income                                        $          0        $       --
INCOME (LOSS) BEFORE INCOME TAXES                      $       --          $          0
Provision for income tax                               $          0        $          0
NET INCOME (LOSS)                                      $          0        $          0
                                                       ============        ============
NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED          $       0.00        $       0.00
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING     10,093,195          10,093,195

See accompanying notes to interim financial statements

                                       2



                                           PIEDMONT, INC.
                             (Formerly Candy Stripers Candy Corporation)
                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           Additional
                                Preferred           Common Stock             paid-in       Accumulated
                                  Stock         Shares        Amount         capital          loss
                               -----------   -----------    -----------    -----------    -----------
Balance, November 30, 1997               0    23,298,985         23,299      3,625,897     (3,649,048)


December 15, 1997, issued             --          72,000             72           --             --
  for services rendered,
  at par value                        --            --             --             --             --

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                        --      76,000,000         76,000        (76,000)          --


December 30, 1997, reverse
  stock split, 100-1                  --     (98,377,119)       (98,377)        98,377           --

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                           --       8,977,229          8,977         (1,977)          --

June 9, 1998, issued for
  services rendered                   --          52,100             52           --             --


Net loss, year ended
  November 30, 1998                      0          --             --             --           (8,154)
                               -----------   -----------    -----------    -----------    -----------
Balance, November 30, 1998               0    10,023,195         10,023      3,646,297     (3,657,202)

December 1, 1998, issued for
  services rendered                   --          60,000             60           --             --

August 19, 1999, issued for
  services rendered                   --          10,000             10           --             --

Net loss, year ended
  November 30, 1999                      0          --             --             --             (325)
                               -----------   -----------    -----------    -----------    -----------
                                      --      10,093,195         10,093      3,646,297     (3,657,527)
Net income, year ended
  November 30, 2000                   --            --             --             --            1,137
                                         0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========


Balance, May 31, 2001                    0    10,093,195         10,093      3,646,297     (3,656,390)



See accompanying notes to interim financial statements.



                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
             STATEMENTS OF CASH FLOWS Three Months Ended on May 31,
                          2001, Year Ended Nov 30, 2000
                                   (Unaudited)

                                      Three Months       For the year
                                          Ended             Ended
                                      May 31, 2001     November 30, 2000
                                     --------------    -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                        $    0           $  1137
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                                $    0           $  1137

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                                     $    0           $     0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                                      $    0           $     0

Net Increase in Cash                      $    0           $ (1137)
Cash, Beginning of Period                 $    0           $  1137

Cash, End of Period                       $    0           $     0

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of May 31, 2001 Piedmont, Inc. had
10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc.
consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended May 31, 2001 due to the zero net income and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended May 31, 2001, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on May 31, 2001.

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

None.

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.  None
(b)      Exhibits included or incorporated by reference herein: None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Piedmont, Inc.


Dated:July 14, 2001                 By:/s/ Vincent van den Brink
                                       -------------------------------
                                        Vincent van den Brink, President