Form 10QSB
period 2001-08-31
PIEDMONT INC
filed 2001-11-15
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
         Securities Exchange Act of 1934 during the preceding 12 months
         (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
                requirements for the past 90 days. Yes X   No
                                                      ---    ---

         As of August 31, 2001, the Registrant had 10,093,195 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                              Yes      No   X
                                 -----    -----

PART I.

ITEM 1.   FINANCIAL STATEMENTS.


                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                 August 31, 2001
                                   (Unaudited)

                                                              Three Months Ended
                                                                August 31, 2001
                                                                ---------------
ASSETS
CURRENT ASSETS:
   Cash                                                          $         0
   Accounts Receivable                                           $      --
   Other Investments                                             $         0
                                                                 -----------
TOTAL CURRENT ASSETS                                             $      --
ORGANIZATIONAL COSTS, NET                                        $         0
TOTAL ASSETS                                                     $         0
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                              $         0
TOTAL CURRENT LIABILITIES                                        $         0
LONG-TERM DEBT                                                   $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares, issued and
   outstanding at August 31, 2001
   10,093,195 shares                                             $    10,093

Additional paid in Capital                                       $ 3,646,297
Earnings Accumulated During Development Stage                    $(3,656,390)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                                       $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         0
                                                                 ===========

See accompanying notes to interim financial statements

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF OPERATIONS
              Three Months and Nine Months Ended on August 31, 2001
                                   (Unaudited)



                                   Three Months    Nine Months    For the year
                                      Ended           Ended          Ended
                                   Aug 31, 2001    Aug 31, 2001   Nov 30, 2000
                                   ------------    -----------    ------------
INCOME:

Revenue                            $         0     $         0     $     1137
TOTAL INCOME                       $         0     $         0     $     1137
                                   ===========     ===========     ==========

EXPENSES:
General, and Administrative        $         0     $         0     $     1137
Amortization                       $         0     $         0     $        0
Total Expenses                     $               $               $    (1137)
Net Profit/Loss(-) From Operations $               $               $
Interest Income                    $         0     $         0     $
INCOME (LOSS) BEFORE INCOME TAXES                            $     $        0
Provision for income tax           $         0     $         0     $        0
NET INCOME (LOSS)                  $         0     $         0     $        0
                                   ===========     ===========     ==========
NET INCOME (LOSS) PER              $      0.00     $      0.00     $     0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING         10,093,195      10,093,195     10,093,195

See accompanying notes to interim financial statements


                                                 PIEDMONT, INC.
                                   (Formerly Candy Stripers Candy Corporation)
                                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Additional
                                    Preferred           Common Stock                 paid-in        Accumulated
                                      Stock        Shares           Amount           capital            loss
                                 -----------     -----------      -----------      -----------      -----------
Balance, November 30, 1997                 0      23,298,985           23,299        3,625,897       (3,649,048)


December 15, 1997, issued                -            72,000               72              -                -
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                           -        76,000,000           76,000          (76,000)             -


December 30, 1997, reverse
  stock split, 100-1                     -       (98,377,119)         (98,377)          98,377              -

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                              -         8,977,229            8,977           (1,977)             -

June 9, 1998, issued for
  services rendered                      -            52,100               52              -                -


Net loss, year ended
  November 30, 1998                        0             -                -                -             (8,154)
                                 -----------     -----------      -----------      -----------      -----------
Balance, November 30, 1998                 0      10,023,195           10,023        3,646,297       (3,657,202)

December 1, 1998, issued for
  services rendered                      -            60,000               60              -                -

August 19, 1999, issued for
  services rendered                      -            10,000               10              -                -

Net loss, year ended
  November 30, 1999                        0             -                -                -               (325)
                                 -----------     -----------      -----------      -----------      -----------
                                                  10,093,195           10,093        3,646,297       (3,657,527)
Net income, year ended
  November 30, 2000                      -               -                -                -              1,137
                                           0      10,093,195           10,093        3,646,297       (3,656,390)
                                 ===========     ===========      ===========      ===========      ===========


Balance, August 31, 2001                   0      10,093,195           10,093        3,646,297       (3,656,390)

See accompanying notes to interim financial statements.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                            STATEMENTS OF CASH FLOWS
 Three Months and Nine Months Ended on August 31, 2001, Year Ended Nov 30, 2000
                                   (Unaudited)


                                    Three Months      Nine Months        For the year
                                       Ended             Ended              Ended
                                    Aug 31, 2001      Aug 31, 2001      Nov 30, 2000
                                   --------------     ------------      ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                  $        0        $        0        $     1137
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                          $        0        $        0        $     1137

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                               $        0        $        0        $        0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                                $        0        $        0        $        0

Net Increase in Cash                $        0        $        0        $    (1137)
Cash, Beginning of Period           $        0        $        0        $     1137

Cash, End of Period                 $        0        $        0        $        0

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


NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,


NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of August 31, 2001 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.


NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended August 31, 2001 due to the zero net income and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended August 31, 2001, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on August 31, 2001.

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

                                    Piedmont, Inc.

Dated:November 14, 2001             By /s/
                                    --------------------------------
                                    Vincent van den Brink, President