Form 10KSB
period 2001-11-30
PIEDMONT INC
filed 2002-01-30
CIK 1122130

Form 10-K for PIEDMONT, INC. filed on January 30, 2002


                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-KSB

(Mark One)

  X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2001.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No: 0-31431

                                PIEDMONT, INC.
                   (Name of small business in its charter)

         Utah                                                     33-0052057
(State of Incorporation)                                        (IRS Employer
                                                             Identification No.)

                            1001 W. 17th St., Ste. P
          Address of Principal Executive Office (street and number)

                           Costa Mesa, California 92626
                            City, State and Zip Code

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,093,195 as of November 30, 2001.

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



                                   PART I


ITEM 1.        DESCRIPTION OF BUSINESS

General

PIEDMONT, INC. (the Company) is a Utah corporation formed on June 29, 1983, under the name of Teal Eye, Inc. Its principal place of business is located at 1001 W. 17th Street, Ste. P, Costa Mesa, California 92626. The Company merged with Terzon Corporation and changed its name to Terzon Corporation in 1984. It subsequently changed its name to Candy Stripers Candy Corporation. It was engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. The Company was traded over the counter (OTCBB) for several years. It ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection in 1986. After emerging from Bankruptcy in 1993, it was dormant until September, 1997 when the Company attempted an acquisition of Fort Stockton Oil & Gas Co., Texas. The acquisition agreement was canceled by mutual consent in April, 1998. The Company changed its name to Piedmont, Inc. in January, 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended November 30, 2001.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 10,093,195 common shares of the Company outstanding at November 30, 2001.

(b) Holders of Common Equity.

As of November 30, 2001, there was 637 shareholders of record of the Company's common stock.

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

Item 7.  Financial Statements.


                          INDEPENDENT AUDITORS' REPORT

Board or Directors
Piedmont, Inc.
Costa Mesa, California

We have audited the balance sheet of Piedmont, Inc., formerly
Candy Stripers Candy Corporation, for the year ended November 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2001 and November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piedmont, Inc. at November 30, 2001, and the results of its operations and cash flows for the years ended November 30, 2001 and November 30, 2000, in conformity with generally accepted accounting principles.

/s/Kurt D. Saliger
------------------
Kurt D. Saliger, C.P.A.
(Nevada State License No. 2335)
Certified Public Accountant
Las Vegas, Nevada
January 28, 2002

                                     PIEDMONT, INC.
                       (Formerly Candy Stripers Candy Corporation)
                                     BALANCE SHEET


                                                          November 30,
                                                     2001               2000
                                                 ------------      ------------


                                     ASSETS

CURRENT ASSETS:
     Cash                                        $          0      $          0
Stock subscriptions

   TOTAL CURRENT ASSETS                          $          0      $          0

OTHER ASSETS:

   TOTAL ASSETS                                  $          0      $          0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $          0      $          0
Sales tax payable
     Loans payable
                                                 ------------      ------------
TOTAL CURRENT LIABILITIES                        $          0      $          0

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    authorized 40,000,000 shares;
    no shares issued
  Common stock, $.001 par value,
    authorized 100,000,000 issued:
    November 30,2000 10,093,195                                          10,093
    November 30,2001 10,093,195                        10,093
  Additional paid-in capital                        3,646,297         3,646,297
  Accumulated loss                                 (3,656,390)       (3,656,390)
                                                 ------------      ------------

     TOTAL STOCKHOLDERS' EQUITY                  $          0                 0

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $          0      $          0




                 See accompanying notes to financial statements.

                                 PIEDMONT, INC.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF OPERATIONS

                                                           For the year ended
                                                              November 30,
                                                         2001            2000
                                                       ---------      ----------

REVENUE:
Sales                                                   $   0          $   1137
Miscellaneous income

TOTAL REVENUE

EXPENSES:
     Rent
Bank charges
Professional fees                                                          1137
License and taxes
Office supplies
Telephone
Interest expense
Services rendered

TOTAL EXPENSES                                          $   0            ( 1137)

OTHER INCOME:
Forgiveness of debt

GAIN (LOSS) BEFORE TAXES                                    0                 0
State Tax                                                   0              --

NET INCOME (LOSS) AFTER TAXES                           $   0          $      0


                  See accompanying notes to financial statements.


                                       PIEDMONT, INC.
                         (Formerly Candy Stripers Candy Corporation)
                              STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Additional
                                Preferred        Common Stock       paid-in       Accumulated
                                Stock        Shares       Amount    capital       loss
                                ------      ----------    ------    ---------     ----------
Balance, November 30, 1997           0     23,298,985     23,299    3,625,897     (3,649,048)


December 15, 1997, issued                      72,000         72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                             76,000,000     76,000     (76,000)


December 30, 1997, reverse
  stock split, 100-1                      (98,377,119)   (98,377)     98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                 8,977,229      8,977      (1,977)

June 9, 1998, issued for
  services rendered                            52,100         52


Net loss, year ended
  November 30, 1998                 0                                                (8,154)
                                ------      ----------    ------    ---------     ----------
Balance, November 30, 1998          0      10,023,195     10,023   3,646,297     (3,657,202)

December 1, 1998, issued for
  services rendered                         60,000            60

August 19, 1999, issued for
  services rendered                         10,000            10

Net loss, year ended
  November 30, 1999                 0                                                  (325)
                                ------      ----------    ------    ---------     ----------
                                           10,093,195     10,093   3,646,297     (3,657,527)
Net income, year ended
  November 30, 2000                                                                  1,137
                                    0      10,093,195     10,093   3,646,297     (3,656,390)
                                =======    ===========    ======   =========    ===========

Balance, November 30, 2000                   10,093,195      10,093  3,646,297    (3,656,390)

Net income, year ended
  November 30, 2001                                                                  -0-
                                    0      10,093,195     10,093   3,646,297     (3,656,390)
                                =======    ===========    ======   =========    ===========

Balance, November 30, 2001                 10,093,195     10,093   3,646,297     (3,656,390)



                       See accompanying notes to financial statements.

                                 PIEDMONT, INC.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF CASH FLOWS

                                                          For the year ended
                                                              November 30,
                                                          2001           2000
                                                        --------       ---------

Cash Flows from Operating Activities:

   Net income (loss)                                     $     0         $ 1137
   Stock issued for services
Decrease in assets
   Increase (decrease) in
      Liabilities                                              0           1137
      Net Cash Flows from Operating
      Activities                                               -              0
Cash Flows from Investing Activities:                          -           --

Cash Flows from Financing Activities:
   Stock subscriptions

   Cancel stock                                                0

      Net Cash Flows from Financing
      Activities                                               -           --


Net increase (decrease) in cash                                -          (1137)

Cash, beginning of period                                      0           1137

Cash, end of period                                      $     0         $    0


                 See accompanying notes to financial statements.

                         PIEDMONT, INC.
           (Formerly Candy Stripers Candy Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2001


NOTE 1 - HISTORY

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

On December 22, 1997, the stockholders authorized 40,000,000 shares of preferred stock at $.001 par value, the terms and conditions of which are to be set by the Board of Directors. As of November 31, 2001, no shares of preferred stock had been issued.

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

During the years ended November 30, 2001 and November 30, 2000, the Company issued no shares of common stock for services.

The nature of the Company's business is the development of websites, including consultation and design, for the sale of retail products. The Company is presently contracting with various companies for the resale of home gift items. The company's website is operational.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The Company has adopted the following accounting policies and procedures:

         1. The Company uses the accrual method of accounting.

         2. Earnings (loss) per share is calculated using a weighted averaged number of shares of common stock outstanding.

         3. The Company has elected a fiscal year ending November 30th.

NOTE 3 - EMPLOYEE STOCK OPTION PLAN

On December 27, 1997, the stockholders approved setting aside 500,000 shares of common stock for an employee stock bonus plan, the terms of which are to be determined by the Board of Directors.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at November 30, 2000. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.

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

The principal executive officers and directors of the Company are as follows:

Name/Address                  Age   Position                  Term

Vincent van den Brink         60    President/Director        1998 to Present
1001 W. 17th Street, Ste. P
Costa Mesa,California 92626

Rita Thomas                   55    Secretary/Director        1998 to Present
1001 W. 17th Street, Ste. P
Costa Mesa, California 92626

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Vincent van den Brink has been President and Director of the Company since 1998. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, export products and sourcing products for international clients. Mr. Van den Brink is the President of Morgan Clark Management Co., Inc., both of which are public reporting companies. He holds a Bachelor's degrees in automotive engineering from the Auto Technische School in Apeldoorn, Netherlands. He is fluent in English, Dutch, German and Afrikaans.

Rita Thomas, age 55, is president of Thomas & Associates, a paralegal services firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Ms. Thomas is the President and Director of Mill Creek Research, Inc. and Regency Capital West, Inc., both of which are public reporting companies. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended November 30, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of November 30, 2001 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class
-----------------------------------------------------------------------

Common        Vincent van den Brink             9,757,229        96.7%
Stock         1001 W. 17th Street, Ste.P
              Costa Mesa, California 92626

Common        Rita Thomas                          20,000          .2%
Stock         1001 W. 17th Street, Ste.P
              Costa Mesa, California 92626

Common        Shares of all                     9,777,229        96.9%
Stock         directors and
              executive officers as a
              group (2 persons)

Item 12.   Certain Relationships and Related Transactions.

         None

Item 13.  Exhibits and Reports on Form 8-K.

         None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2002                             PIEDMONT,INC.

                                             /s/ Vincent van den Brink
                                             --------------------------------
                                             Vincent van den Brink, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2002                             /s/ Vincent van den Brink
                                             --------------------------------
                                             Vincent van den Brink, Director