Form 10QSB
period 2002-02-28
PIEDMONT INC
filed 2002-05-13
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-31431


                                 PIEDMONT, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                            Utah                             33-0052057
                            ----                             ----------
            State or jurisdiction of incorporation        I.R.S. Employer
                       or organization                   Identification No.)

                  1001 - 17TH St., Ste. M, Costa Mesa, CA 92626
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     As of February 28, 2002, the Registrant had 10,093,195 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                   Yes No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                February 28, 2002
                                   (Unaudited)

                                                              Three Months Ended
                                                              February 28, 2002
                                                              ------------------
ASSETS
CURRENT ASSETS:
   Cash                                                         $         0
   Accounts Receivable                                          $
   Other Investments                                            $         0
                                                                -----------
TOTAL CURRENT ASSETS                                            $
ORGANIZATIONAL COSTS, NET                                       $         0
TOTAL ASSETS                                                    $         0
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                             $         0
TOTAL CURRENT LIABILITIES                                       $         0
LONG-TERM DEBT                                                  $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares,
   issued and outstanding at
   February 28, 2002, 10,093,195 shares                         $    10,093

Additional paid in Capital                                      $ 3,646,297
Earnings Accumulated During Development Stage                   $(3,656,390)
                                                                -----------
TOTAL STOCKHOLDERS' EQUITY                                      $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         0
                                                                ===========

See accompanying notes to interim financial statements



                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF OPERATIONS
                     Three Months Ended on February 28, 2002
                                   (Unaudited)

                                         Three Months  For the year
                                         Ended         Ended
                                         Aug 31, 2001  Nov 30, 2001
                                         ------------  ------------
INCOME:

Revenue                                  $         0   $         0        $1137
TOTAL INCOME                             $         0   $         0        $1137
                                         ===========   ===========   ==========

EXPENSES:
General, and Administrative              $         0   $         0   $     1137
Amortization                             $         0   $         0   $        0
Total Expenses                           $             $             $    (1137)
Net Profit/Loss(-) From Operations       $             $             $
Interest Income                          $         0   $         0   $
INCOME (LOSS) BEFORE INCOME TAXES        $             $         0
Provision for income tax                 $         0   $         0   $        0
NET INCOME (LOSS)                        $         0   $         0   $        0
                                         ===========   ===========   ==========
NET INCOME (LOSS) PER                    $      0.00   $      0.00   $     0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING               10,093,195    10,093,195   10,093,195

See accompanying notes to interim financial statements


                                        PIEDMONT, INC.
                         (Formerly Candy Stripers Candy Corporation)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                           Three Months Ended on February 28, 2002
                                         (Unaudited)


                                                                   Additional
                               Preferred          Common Stock       paid-in    Accumulated
                                 Stock         Shares       Amount    capital       loss
                                -------      ----------    -------  ---------    ----------
Balance, November 30, 1997           0       23,298,985     23,299  3,625,897    (3,649,048)


December 15, 1997, issued                        72,000         72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                               76,000,000     76,000    (76,000)


December 30, 1997, reverse
  stock split, 100-1                        (98,377,119)   (98,377)    98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                   8,977,229      8,977     (1,977)

June 9, 1998, issued for
  services rendered                              52,100         52


Net loss, year ended
  November 30, 1998                  0                                               (8,154)
                                -------      ----------    -------  ---------    ----------
Balance, November 30, 1998           0       10,023,195     10,023  3,646,297    (3,657,202)

December 1, 1998, issued for
  services rendered                              60,000         60

August 19, 1999, issued for
  services rendered                              10,000         10

Net loss, year ended
  November 30, 1999                  0                                                 (325)
                                -------      ----------    -------  ---------    ----------
Balance, November 30, 1999           0       10,093,195     10,093  3,646,297    (3,657,527)

Net income, year ended
  November 30, 2000                                                                   1,137
                                     0       10,093,195     10,093  3,646,297    (3,656,390)
                                =======     ===========    =======  =========    ===========

Balance, November 30, 2000           0       10,093,195     10,093  3,646,297    (3,656,390)

Net loss, year ended
  November 30, 2001                  0                                                  -0-
                                -------      ----------    -------  ---------    ----------

Balance, November 30, 2001           0       10,093,195     10,093  3,646,297    (3,656,390)
                                =======     ===========    =======  =========    ===========


Net income, quarter ended
  February 28, 2002                                                                     -0-

Balance, February 28, 2002            0      10,093,195     10,093  3,646,297    (3,656,390)
                                =======     ===========    =======  =========    ===========


See accompanying notes to interim financial statements.


                        Piedmont, Inc.
          (Formerly Candy Stripers Candy Corporation)
                   STATEMENTS OF CASH FLOWS
            Three Months Ended on February 28, 2002
                          (Unaudited)


                              Three Months       For the year
                                 Ended              Ended
                              Feb 28, 2002       Nov 30, 2001
                              ------------       ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:               $   0              $   0
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                       $   0              $   0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                            $  0               $   0
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                             $  0               $   0

Net Increase in Cash             $  0               $   0
Cash, Beginning of Period        $  0               $   0
Cash, End of Period              $  0               $   0

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of February 28, 2002 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended February 28, 2002 due to the zero net income and substantial loss carry forward.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of Piedmont, Inc. and notes thereto contained elsewhere in this report.

Initial Operation.

Up to the present time, Piedmont, Inc. has only been in the organizational phase. Over the next 12 months Piedmont, Inc. intends to concentrate its efforts in development and enhancement of the company's website (www.piedmontcybermall.com). These changes will include additional information and articles of interest to internet shoppers and a possible newsletter. Piedmont, Inc. will also be seeking to enhance its advertising revenues by the placement of additional advertising on the website.

Piedmont, Inc. will need to raise additional capital in order to continue its Foperations. Such financing will probably take the form of a combination of debt and equity financing. However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to Piedmont, Inc.

Currently, Piedmont, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended February 28, 2002, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on February 28, 2002.

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

                                            Piedmont, Inc.

Dated: May 10, 2002                         By:Vincent van den Brink
                                            ---------------------------------
                                            Vincent van den Brink, President