Form 10QSB
period 2002-05-31
PIEDMONT INC
filed 2002-08-06
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002.

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

As of May 31, 2002, the Registrant had 10,093,195 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                   Yes    No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                  May 31, 2002
                                   (Unaudited)

                                                             Three Months Ended
                                                                 May 31, 2002

ASSETS
CURRENT ASSETS:
   Cash                                                         $         0
   Accounts Receivable                                          $
   Other Investments                                            $         0
                                                                -----------
TOTAL CURRENT ASSETS                                                      $
ORGANIZATIONAL COSTS, NET                                       $         0
TOTAL ASSETS                                                    $         0
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                             $         0
TOTAL CURRENT LIABILITIES                                       $         0
LONG-TERM DEBT                                                  $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares,
   issued and outstanding at
   May 31, 2002, 10,093,195 shares                              $    10,093

Additional paid in Capital                                      $ 3,646,297
Earnings Accumulated During Development Stage                   $(3,656,390)
                                                                -----------
TOTAL STOCKHOLDERS' EQUITY                                      $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         0
                                                                ===========

See accompanying notes to interim financial statements


                                   Piedmont, Inc.
                     (Formerly Candy Stripers Candy Corporation)
                               STATEMENT OF OPERATIONS
                          Six Months Ended on May 31, 2002
                                     (Unaudited)

                                        Three Months      Six Months     For the year
                                            Ended            Ended           Ended
                                        May 31, 2002      May 31, 2002   Nov 30, 2001
                                        ------------     -------------   ------------
INCOME:

Revenue                                 $         0      $         0      $         0
TOTAL INCOME                            $         0      $         0      $         0
                                        ===========      ===========      ===========

EXPENSES:
General, and Administrative             $         0      $         0      $         0
Amortization                            $         0      $         0      $         0
Total Expenses                          $                $                $
Net Profit/Loss(-) From Operations      $                $                $
Interest Income                         $         0      $         0      $         0
INCOME (LOSS) BEFORE INCOME TAXES                        $                $         0
Provision for income tax                $         0      $         0      $         0
NET INCOME (LOSS)                       $         0      $         0      $         0
                                        ===========      ===========      ===========
NET INCOME (LOSS) PER                   $      0.00      $      0.00      $      0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING              10,093,195       10,093,195       10,093,195




See accompanying notes to interim financial statements


                                     PIEDMONT, INC.
                       (Formerly Candy Stripers Candy Corporation)
                            STATEMENT OF STOCKHOLDERS' EQUITY
                           Three Months Ended on May 31, 2002
                                       (Unaudited)


                                                                  Additional
                               Preferred         Common Stock       paid-in     Accumulated
                                 Stock        Shares     Amount     capital        loss
                               ------      ----------    --------  ---------    ----------
Balance, November 30, 1997          0      23,298,985     23,299   3,625,897    (3,649,048)


December 15, 1997, issued                      72,000         72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                             76,000,000     76,000     (76,000)


December 30, 1997, reverse
  stock split, 100-1                      (98,377,119)   (98,377)     98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                 8,977,229      8,977     (1,977)

June 9, 1998, issued for
  services rendered                            52,100         52


Net loss, year ended
  November 30, 1998                 0                                               (8,154)
                               ------      ----------    --------  ---------    ----------
Balance, November 30, 1998          0      10,023,195     10,023   3,646,297    (3,657,202)

December 1, 1998, issued for
  services rendered                         60,000            60

August 19, 1999, issued for
  services rendered                         10,000            10

Net loss, year ended
  November 30, 1999                 0                                                 (325)
                               ------      ----------    --------  ---------    ----------
Balance, November 30, 1999          0      10,093,195      10,093  3,646,297    (3,657,527)

Net income, year ended
  November 30, 2000                                                                  1,137
                                    0      10,093,195      10,093  3,646,297    (3,656,390)
                               ======     ===========    ========  =========    ==========

Balance, November 30, 2000          0      10,093,195      10,093  3,646,297    (3,656,390)

Net loss, year ended
  November 30, 2001                 0                                                    0
                               ------      ----------    --------  ---------    ----------

Balance, November 30, 2001          0      10,093,195     10,093   3,646,297    (3,656,390)
                               ======     ===========    ========  =========    ==========

Net income, quarter ended
  February 28, 2002                                                                      0

Balance, February 28, 2002          0      10,093,195      10,093  3,646,297    (3,656,390)
                               ======     ===========    ========  =========    ==========

Net income, quarter ended
  May 31, 2002                                                                     -0-

Balance, May 31, 2002               0      10,093,195     10,093   3,646,297    (3,656,390)
                               ======     ===========    ========  =========    ==========


See accompanying notes to interim financial statements.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                            STATEMENTS OF CASH FLOWS
                       Three Months Ended on May 31, 2002
                                   (Unaudited)


                                 Three Months    Six Months    For the year
                                     Ended          Ended         Ended
                                 May 31, 2002    May 31, 2002  Nov 30, 2001
                                 ------------    ------------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                $      0      $      0      $      0
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                        $      0      $      0      $      0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                             $      0      $      0      $      0
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                              $      0      $      0      $      0

Net Increase in Cash              $      0      $      0      $      0
Cash, Beginning of Period         $      0      $      0      $      0
Cash, End of Period               $      0      $      0      $      0

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of May 31, 2002 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended May 31, 2002 due to the zero net income and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended May 31, 2002, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on May 31, 2002.

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

                                    Piedmont, Inc.

Dated: August 1, 2002               By: Vincent van den Brink
                                       ---------------------------------
                                        Vincent van den Brink, President