Form 10QSB
period 2002-08-31
PIEDMONT INC
filed 2002-10-28
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


          (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002.

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

         As of August 31, 2002, the Registrant had 10,093,195 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                   Yes No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                 August 31, 2002
                                   (Unaudited)

                                                              Three Months Ended
                                                                August 31, 2002
                                                              ------------------
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

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value authorized 100,000,000
   shares, issued and outstanding at August 31, 2002
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
                                                                 ===========

See accompanying notes to interim financial statements





                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF OPERATIONS
              Three Months and Nine Months Ended on August 31, 2002
                                   (Unaudited)

                                      Three Months  Nine Months   For the year
                                      Ended         Ended         Ended
                                      Aug 31, 2002  Aug 31, 2002  Nov 30, 2002
                                      -----------   -----------   -----------
INCOME:

Revenue                               $         0   $         0   $         0
TOTAL INCOME                          $         0   $         0   $         0
                                      ===========   ===========   ===========

EXPENSES:
General, and Administrative           $         0   $         0   $         0
Amortization                          $         0   $         0   $         0
Total Expenses                        $             $             $         0
Net Profit/Loss(-) From Operations    $             $             $
Interest Income                       $         0   $         0   $         0
INCOME (LOSS) BEFORE INCOME TAXES     $             $         0
Provision for income tax              $         0   $         0   $         0
NET INCOME (LOSS)                     $         0   $         0   $         0
                                      ===========   ===========   ===========
NET INCOME (LOSS) PER                 $      0.00   $      0.00   $      0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING            10,093,195    10,093,195    10,093,195

See accompanying notes to interim financial statements


                                             PIEDMONT, INC.
                              (Formerly Candy Stripers Candy Corporation)
                                   STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           Additional
                                 Preferred          Common Stock             paid-in       Accumulated
                                   Stock        Shares         Amount        capital           loss
                                 ---------   -----------     ----------    -----------    ------------
Balance, November 30, 1997               0    23,298,985         23,299      3,625,897     (3,649,048)


December 15, 1997, issued             --          72,000             72           --             --
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                        --      76,000,000         76,000        (76,000)          --


December 30, 1997, reverse
  stock split, 100-1                  --     (98,377,119)       (98,377)        98,377           --

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                           --       8,977,229          8,977         (1,977)          --

June 9, 1998, issued for
  services rendered                   --          52,100             52           --             --


Net loss, year ended
  November 30, 1998                      0          --             --             --           (8,154)
                                 ---------   -----------     ----------    -----------    ------------
Balance, November 30, 1998               0    10,023,195         10,023      3,646,297     (3,657,202)

December 1, 1998, issued for
  services rendered                   --          60,000             60           --             --

August 19, 1999, issued for
  services rendered                   --          10,000             10           --             --

Net loss, year ended
  November 30, 1999                      0          --             --             --             (325)
                                 ---------   -----------     ----------    -----------    ------------
Balance, November 30, 1999               0    10,093,195         10,093      3,646,297     (3,657,527)

Net income, year ended
  November 30, 2000                   --            --             --             --            1,137

Balance, November 30, 2000               0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========


Net loss, year ended
  November 30, 2001                   --            --             --             --                0

Balance, November 30, 2001               0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========

Net income, quarter ended
  February 28, 2002                   --            --             --             --                0

Balance, February 28, 2002               0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========

Net income, quarter ended
  May 31, 2002                        --            --             --             --                0

Balance, May 31, 2002                    0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========

Net income, quarter ended
  August 31, 2002                     --            --             --             --                0

Balance, August 31, 2002                 0    10,093,195         10,093      3,646,297     (3,656,390)
                               ===========   ===========    ===========    ===========    ===========

See accompanying notes to interim financial statements.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                            STATEMENTS OF CASH FLOWS
 Three Months and Nine Months Ended on August 31, 2002, Year Ended Nov 30, 2001
                                   (Unaudited)


                                    Three Months   Nine Months    For the year
                                       Ended          Ended          Ended
                                   Aug 31, 2002    Aug 31, 2002   Nov 30, 2001
                                  --------------   ------------   -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                       $0             $0            $0
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                               $0             $0            $0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                                    $0             $0            $0

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                                     $0             $0            $0

Net Increase in Cash                     $0             $0            $0
Cash, Beginning of Period                $0             $0            $0

Cash, End of Period                      $0             $0            $0

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of August 31, 2002 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended August 31, 2002 due to the zero net income and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended August 31, 2002, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on August 31, 2002.

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

                                    Piedmont, Inc.

Dated: October 25, 2002             By: Vincent van den Brink
                                    --------------------------
                                    Vincent van den Brink, President