Form 10KSB
period 2002-11-30
PIEDMONT INC
filed 2003-03-21
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No: 0-31431

                                PIEDMONT, INC.
                   (Name of small business in its charter)

         Utah                                                    33-0052057
(State of Incorporation)                                       (IRS Employer
                                                            Identification No.)

                            1001 W. 17th St., Ste. M
          Address of Principal Executive Office (street and number)

                           Costa Mesa, California 92626
                          City, State and Zip Code

          (Issuer's telephone number) (949)770-2578; Fax:(603)375-6582

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

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,093,195 as of November 30, 2002.

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

                                   PART I


ITEM 1.        DESCRIPTION OF BUSINESS

General

PIEDMONT, INC. (the Company) is a Utah corporation formed on June 29, 1983, under the name of Teal Eye, Inc. Its principal place of business is located at 1001 W. 17th Street, Ste. M, Costa Mesa, California 92626. The Company merged with Terzon Corporation and changed its name to Terzon Corporation in 1984. It subsequently changed its name to Candy Stripers Candy Corporation. It was engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. The Company was traded over the counter (OTCBB) for several years. It ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection in 1986. After emerging from Bankruptcy in 1993, it was dormant until September, 1997 when the Company attempted an acquisition of Fort Stockton Oil & Gas Co., Texas. The acquisition agreement was canceled by mutual consent in April, 1998. The Company changed its name to Piedmont, Inc. in January, 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended November 30, 2002.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 10,093,195 common shares of the Company outstanding at November 30, 2002.

(b) Holders of Common Equity.

As of November 30, 2002, there were 637 shareholders of record of the Company's common stock.

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

Item 7.  Financial Statements.



                          INDEPENDENT AUDITORS' REPORT

Board or Directors
Piedmont, Inc.
Costa Mesa, California

We have audited the balance sheet of Piedmont, Inc., formerly
Candy Stripers Candy Corporation, for the year ended November 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended November 30, 2002 and November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piedmont, Inc. at November 30, 2002, and the results of its operations and cash flows for the years ended November 30, 2002 and November 30, 2001, in conformity with generally accepted accounting principles.

Banker & Co.

/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.

(License No. 01696129)
Certified Public Accountant
Costa Mesa, California

March 17, 2003

                                     PIEDMONT, INC.
                       (Formerly Candy Stripers Candy Corporation)
                                     BALANCE SHEET


                                                           November 30,
                                                     2002              2001
                                                 ------------      ------------


                                     ASSETS

CURRENT ASSETS:
     Cash                                        $          0      $          0
Stock subscriptions

   TOTAL CURRENT ASSETS                          $          0      $          0

OTHER ASSETS:

   TOTAL ASSETS                                  $          0      $          0


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                 $          0      $          0
Sales tax payable
     Loans payable
                                                 ------------      ------------
TOTAL CURRENT LIABILITIES                        $          0      $          0

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    authorized 40,000,000 shares;
    no shares issued
  Common stock, $.001 par value,
    authorized 100,000,000 issued:
    November 30,2001                               10,093,195            10,093
    November 30,2002                               10,093,195            10,093
  Additional paid-in capital                        3,646,297         3,646,297
  Accumulated loss                                 (3,656,390)       (3,656,390)
                                                 ------------      ------------

     TOTAL STOCKHOLDERS' EQUITY                  $          0                 0

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $          0      $          0

                 See accompanying notes to financial statements.

                          PIEDMONT, INC.
           (Formerly Candy Stripers Candy Corporation)
                     STATEMENT OF OPERATIONS

                                          For the year ended
                                             November 30,
                                           2002       2001
                                         --------  --------

REVENUE:
Sales                                     $   0    $     0
Miscellaneous income

TOTAL REVENUE

EXPENSES:
     Rent
Bank charges
Professional fees                             0           0
License and taxes
Office supplies
Telephone
Interest expense
Services rendered

TOTAL EXPENSES                           $    0           0

OTHER INCOME:
Forgiveness of debt

GAIN (LOSS) BEFORE TAXES                     0            0
State Tax                                    0            0

NET INCOME (LOSS) AFTER TAXES            $   0        $   0


         See accompanying notes to financial statements.


                                        PIEDMONT, INC.
                         (Formerly Candy Stripers Candy Corporation)
                              STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Additional
                                Preferred      Common Stock        paid-in       Accumulated
                                 Stock      Shares       Amount    capital         loss
                                --------  ----------     ------  ----------     ----------
Balance, November 30, 1997          0      23,298,985    23,299    3,625,897     (3,649,048)


December 15, 1997, issued                     72,000        72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                             76,000,000     76,000     (76,000)


December 30, 1997, reverse
  stock split, 100-1                      (98,377,119)   (98,377)     98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                 8,977,229      8,977     (1,977)

June 9, 1998, issued for
  services rendered                            52,100         52


Net loss, year ended
  November 30, 1998                 0                                                (8,154)
                                 -----     ----------     ------  ----------     ----------
Balance, November 30, 1998          0      10,023,195     10,023   3,646,297     (3,657,202)

December 1, 1998, issued for
  services rendered                         60,000            60

August 19, 1999, issued for
  services rendered                         10,000            10

Net loss, year ended
  November 30, 1999                 0                                                 (325)
                                --------  ----------     ------  ----------     ----------
                                           10,093,195      10,093  3,646,297    (3,657,527)
Net income, year ended
  November 30, 2000                                                                  1,137
                                    0      10,093,195      10,093  3,646,297    (3,656,390)
                                =======    ===========     ======  =========    ===========

Balance, November 30, 2000                   10,093,195      10,093  3,646,297    (3,656,390)

Net income, year ended
  November 30, 2001                                                                  -0-
                                    0       10,093,195      10,093  3,646,297    (3,656,390)
                                =======    ===========     ======  =========    ===========

Balance, November 30, 2001                   10,093,195      10,093  3,646,297    (3,656,390)

Net income, year ended
  November 30, 2002                                                                  -0-
                                    0       10,093,195      10,093  3,646,297    (3,656,390)
                                =======    ===========     ======  =========    ===========

Balance, November 30, 2002                   10,093,195      10,093  3,646,297    (3,656,390)


See accompanying notes to financial statements.


                          PIEDMONT, INC.
            (Formerly Candy Stripers Candy Corporation)
                      STATEMENT OF CASH FLOWS

                                                 For the year ended
                                                     November 30,
                                                2002           2001
                                               -------       -------

Cash Flows from Operating Activities:

   Net income (loss)                           $     0        $   0
   Stock issued for services
   Decrease in assets
   Increase (decrease) in
      Liabilities                                    0            0
      Net Cash Flows from Operating
      Activities                                 -                0

Cash Flows from Investing Activities:            -                -

Cash Flows from Financing Activities:
   Stock subscriptions

   Cancel stock                                     0

      Net Cash Flows from Financing
      Activities                                 -                -


Net increase (decrease) in cash                  -                -

Cash, beginning of period                           0             0

Cash, end of period                           $     0         $   0

           See accompanying notes to financial statements.

                                 PIEDMONT, INC.
                   (Formerly Candy Stripers Candy Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2002


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

On December 22, 1997, the stockholders authorized 40,000,000 shares of preferred stock at $.001 par value, the terms and conditions of which are to be set by the Board of Directors. As of November 31, 2002, no shares of preferred stock had been issued.

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

During the years ended November 30, 2002 and November 30, 2001, the Company issued no shares of common stock for services.

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

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at November 30, 2002. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         (a)Effective on March 17, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant's reports on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(b) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

         (b) Effective on March 17, 2003, the firm of Banker & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the hew firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name/Address                  Age   Position                  Term
------------                  ---   --------                  ----

Vincent van den Brink         61    President/Director        1998 to Present
1001 W. 17th Street, Ste. M
Costa Mesa,California 92626

Rita Thomas                   56    Secretary/Director        1998 to Present
1001 W. 17th Street, Ste. M
Costa Mesa, California 92626

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

Rita Thomas, age 56, is president of Thomas & Associates, a paralegal services firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Ms. Thomas is the President and Director of Mill Creek Research, Inc. and Regency Capital West, Inc., both of which are public reporting companies. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended November 30, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                         Filed Reports
----                       --------                         -------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of November 30, 2002 by all stockholders known to each company to be beneficial owners of more than 5% of the outstanding common stock; each director; and all officers and directors of the Company as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class
--------------------------------------------------------------------------------

Common        Vincent van den Brink             9,757,229        96.7%
Stock         1001 W. 17th Street, Ste. M
              Costa Mesa, California 92626

Common        Rita Thomas                          20,000          .2%
Stock         1001 W. 17th Street, Ste. M
              Costa Mesa, California 92626

Common        Shares of all                     9,777,229        96.9%
Stock         directors and
              executive officers as a
              group (2 persons)

Item 12.   Certain Relationships and Related Transactions.

         None

Item 13.  Exhibits and Reports on Form 8-K.

     Exhibit 16 Letter on Change in Certifying Accountant

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Piedmont, Inc. (the "Registrant") on Form 10-KSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent van den Brink, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


     1. I have reviewed this annual report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2003                       PIEDMONT,INC.

                                     /s/ Vincent van den Brink
                                     --------------------------------
                                     Vincent van den Brink, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2003                              /s/ Vincent van den Brink
                                            -------------------------
                                            Vincent van den Brink, Director