Form 10QSB
period 2003-02-28
PIEDMONT INC
filed 2003-03-21
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003.

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
          (State or jurisdiction of incorporation        I.R.S. Employer
                       or organization)                 Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 2003, the Registrant had 10,093,195 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                                  BALANCE SHEET
                                February 28, 2003
                                   (Unaudited)

                                                            Three Months Ended
                                                            February 28, 2003

ASSETS
CURRENT ASSETS:
   Cash                                                        $         0
   Accounts Receivable                                         $
   Other Investments                                           $         0
                                                               -----------
TOTAL CURRENT ASSETS                                                     $
ORGANIZATIONAL COSTS, NET                                      $         0
TOTAL ASSETS                                                   $         0
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                            $         0
TOTAL CURRENT LIABILITIES                                      $         0
LONG-TERM DEBT                                                 $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares,
   issued and outstanding at
   February 28, 2003, 10,093,195 shares                        $    10,093

Additional paid in Capital                                     $ 3,646,297
Earnings Accumulated During Development Stage                  $(3,656,390)
                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                     $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         0
                                                               ===========

See accompanying notes to interim financial statements



                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                             STATEMENT OF OPERATIONS
                     Three Months Ended on February 28, 2003
                                   (Unaudited)

                                                    Three Months    For the year
                                                       Ended            Ended
                                                    Feb 28, 2003    Nov 30, 2002
                                                    ------------    -----------
INCOME:

Revenue                                              $         0     $         0
TOTAL INCOME                                         $         0     $         0
                                                     ===========     ===========

EXPENSES:
General, and Administrative                          $         0     $         0
Amortization                                         $         0     $         0
Total Expenses                                       $               $
Net Profit/Loss(-) From Operations                   $               $
Interest Income                                      $         0     $         0
INCOME (LOSS) BEFORE INCOME TAXES                    $
Provision for income tax                             $         0     $         0
NET INCOME (LOSS)                                    $         0     $         0
                                                     ===========     ===========
NET INCOME (LOSS) PER                                $      0.00     $      0.00
SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                           10,093,195      10,093,195

See accompanying notes to interim financial statements


                                        PIEDMONT, INC.
                         (Formerly Candy Stripers Candy Corporation)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                           Three Months Ended on February 28, 2003
                                         (Unaudited)


                                                                 Additional
                                Preferred       Common Stock       paid-in       Accumulated
                                  Stock      Shares      Amount    capital         loss
                                ------------------------------------------------------------
Balance, November 30, 1997          0        23,298,985      23,299  3,625,897  (3,649,048)


December 15, 1997, issued                        72,000          72
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                               76,000,000      76,000    (76,000)


December 30, 1997, reverse
  stock split, 100-1                        (98,377,119)    (98,377)    98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                   8,977,229       8,977     (1,977)

June 9, 1998, issued for
  services rendered                              52,100          52


Net loss, year ended
  November 30, 1998                 0                                               (8,154)
                                -------      ----------      ------  ---------  ----------
Balance, November 30, 1998          0        10,023,195      10,023  3,646,297  (3,657,202)

December 1, 1998, issued for
  services rendered                              60,000          60

August 19, 1999, issued for
  services rendered                              10,000          10

Net loss, year ended
  November 30, 1999                 0                                                 (325)
                                -------      ----------      ------  ---------  ----------
Balance, November 30, 1999          0        10,093,195      10,093  3,646,297  (3,657,527)

Net income, year ended
  November 30, 2000                                                                  1,137
                                     0       10,093,195      10,093  3,646,297  (3,656,390)
                                =======     ===========      ======  =========  ===========

Balance, November 30, 2000           0       10,093,195      10,093  3,646,297  (3,656,390)

Net loss, year ended
  November 30, 2001                  0                                                 -0-
                                -------      ----------      ------  ---------  ----------

Balance, November 30, 2001           0       10,093,195      10,093  3,646,297  (3,656,390)
                                =======     ===========      ======  =========  ===========

Net loss, year ended
  November 30, 2002                 0                                                  -0-
                                -------      ----------      ------  ---------  ----------

Balance, November 30, 2002           0       10,093,195      10,093  3,646,297  (3,656,390)
                                =======     ===========      ======  =========  ===========

Net income, quarter ended
  February 28, 2002                                                                   -0-

Balance, February 28, 2002           0       10,093,195      10,093  3,646,297  (3,656,390)
                                =======     ===========      ======  =========  ===========

See accompanying notes to interim financial statements.


                                 Piedmont, Inc.
                   (Formerly Candy Stripers Candy Corporation)
                            STATEMENTS OF CASH FLOWS
                     Three Months Ended on February 28, 2003
                                   (Unaudited)


                                          Three Months         For the year
                                              Ended                Ended
                                          Feb 28, 2003         Nov 30, 2002
                                          ------------         ------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                               $0                 $0
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                                       $0                 $0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                                            $0                 $0
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                                             $0                 $0

Net Increase in Cash                             $0                 $0
Cash, Beginning of Period                        $0                 $0
Cash, End of Period                              $0                 $0

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of Piedmont, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of February 28, 2003 Piedmont, Inc. had 10,093,195 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of Piedmont, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended February 28, 2003 due to the zero net income and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended February 28, 2003, Piedmont, Inc. continued its status as a development company. Piedmont, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. Piedmont, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on February 28, 2003.

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

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.  None
(b)      Exhibits included or incorporated by reference herein: None

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Piedmont, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent van den Brink, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:


     1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

March 18, 2003                      /s/ Vincent van den Brink
                                    -------------------------------
                                    Vincent van den Brink, Director