Form 10QSB
period 2003-05-31
US BIODEFENSE INC
filed 2003-07-15
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003.

         OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-31431


                               US BIODEFENSE, INC.
             (Exact name of registrant as specified in its charter)

                         Utah                              33-0052057
        (State or jurisdiction of incorporation          I.R.S. Employer
                    or organization                    Identification No.)

                              13674 E. Valley Blvd.
                             City of Industry 91746
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (626) 961-8039

                                 Piedmont, Inc.
                           1001 - 17th Street, Suite M
                              Costa Mesa, CA 92626
          (Former Name or Former Address, if Changed Since Last Report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

As of May 31, 2003, the Registrant had 100,932 of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.


                               US Biodefense, Inc.
                            (Formerly Piedmont, Inc.)
                                  BALANCE SHEET
                                  May 31, 2003
                                   (Unaudited)

                                                             Three Months Ended
                                                                May 31, 2003
ASSETS
CURRENT ASSETS:
   Cash                                                         $         0
   Accounts Receivable                                          $
   Other Investments                                            $         0
                                                                ------------
TOTAL CURRENT ASSETS                                            $
ORGANIZATIONAL COSTS, NET                                       $         0
TOTAL ASSETS                                                    $         0
                                                                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                             $         0
TOTAL CURRENT LIABILITIES                                       $         0
LONG-TERM DEBT                                                  $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares,
   issued and outstanding at
   May 31, 2003, 100,932 shares                                 $       101

Additional paid in Capital                                      $ 3,646,289
Earnings Accumulated During Development Stage                   $(3,656,390)
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                      $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         0
                                                                ===========

See accompanying notes to interim financial statements

                        US Biodefense, Inc.
                           (Formerly Piedmont, Inc.)
                     STATEMENT OF OPERATIONS
                  Six Months Ended on May 31, 2003
                           (Unaudited)


                                   Three Months    Six Months    For the year
                                   Ended           Ended         Ended
                                   May 31, 2003    May 31, 2003  Nov 30, 2002
                                   ------------    -----------   -----------
INCOME:

Revenue                                   $   0           $   0        $   0
TOTAL INCOME                              $   0           $   0        $   0
                                          =====           =====        =====

EXPENSES:
General, and Administrative               $    0          $    0       $   0
Amortization                              $    0          $    0       $   0
Total Expenses                            $               $            $
Net Profit/Loss(-) From Operations        $               $            $
Interest Income                           $    0          $    0       $   0
INCOME (LOSS) BEFORE INCOME TAXES                         $            $   0
Provision for income tax                  $    0          $    0       $   0
NET INCOME (LOSS)                         $    0          $    0       $   0
                                          ======          ======       =====
NET INCOME (LOSS) PER                     $ 0.00          $ 0.00       $0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING              100,932          100,932  10,093,195

See accompanying notes to interim financial statements



                                          US BIODEFENSE, INC.
                                       (Formerly Piedmont, Inc.)
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                  Three Months Ended on May 31, 2003
                                              (Unaudited)


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
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                                 76,000,000         76,000        (76,000)


December 30, 1997, reverse
  stock split, 100-1                          (98,377,119)       (98,377)        98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                     8,977,229          8,977         (1,977)

June 9, 1998, issued for
  services rendered                                52,100             52


Net loss, year ended
  November 30, 1998                      0                                                     (8,154)
                               -----------    -----------    -----------    -----------   -----------
Balance, November 30, 1998               0     10,023,195         10,023      3,646,297    (3,657,202)

December 1, 1998, issued for
  services rendered                                60,000             60

August 19, 1999, issued for
  services rendered                                10,000             10

Net loss, year ended
  November 30, 1999                      0                                                       (325)
                               -----------    -----------    -----------    -----------   -----------
Balance, November 30, 1999               0     10,093,195         10,093      3,646,297    (3,657,527)

Net income, year ended
  November 30, 2000                                                                             1,137

Balance, November 30, 2000               0     10,093,195         10,093      3,646,297    (3,656,390)
                               ===========    ===========    ===========    ===========   ===========

Net loss, year ended
  November 30, 2001                      0                                                        -0-
                               -----------    -----------    -----------    -----------   -----------

Balance, November 30, 2001               0     10,093,195         10,093      3,646,297    (3,656,390)
                               ===========    ===========    ===========    ===========   ===========

Net loss, year ended
  November 30, 2002                      0                                                        -0-
                               -----------    -----------    -----------    -----------   -----------

Balance, November 30, 2002               0     10,093,195         10,093      3,646,297    (3,656,390)
                               ===========    ===========    ===========    ===========   ===========


Net income, quarter ended
  February 28, 2003                                                                               -0-

Balance, February 28, 2003               0     10,093,195         10,093      3,646,297    (3,656,390)
                               ===========    ===========    ===========    ===========   ===========

May 15, 2003, reverse
  stock split, 100-1                     0     (9,992,263)        (9,992)         9,992

Net income, quarter ended
  May 31, 2003                                                                                    -0-

Balance, May 31, 2003                    0        100,932    $       101      3,656,289    (3,656,390)
                               ===========    ===========    ===========    ===========   ===========


See accompanying notes to interim financial statements.

                                                   4

                           US Biodefense, Inc.
                           (Formerly Piedmont, Inc.)
                      STATEMENTS OF CASH FLOWS
                 Three Months Ended on May 31, 2003
                            (Unaudited)


                              Three Months    Six Months  For the year
                                 Ended           Ended        Ended
                              May 31, 2003   May 31, 2003  Nov 30, 2002
                              ------------   ------------  -----------


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:               $   0         $   0        $    0
Decrease (Accts Payable)
Net Cash (Used) In Operating
Activities                       $   0         $   0        $    0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                            $  0          $   0        $    0
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                             $  0          $   0        $    0

Net Increase in Cash             $  0          $   0        $    0
Cash, Beginning of Period        $  0          $   0        $    0
Cash, End of Period              $  0          $   0        $    0

See accompanying notes to interim financial statements

                               US Biodefense, Inc.
                            (Formerly Piedmont, Inc.)
                          NOTES TO INTERIM CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - HISTORY, ACCOUNTING POLICIES AND PROCEDURES

The Company was incorporated June 29, 1983 under the laws of the State of Utah as Teal Eye, Inc. On September 7, 1984, the Company merged with Terzon Corp. and amended its Articles of Incorporation changing the Company name to Terzon Corp. On September 7, 1984, the Company amended its Articles of Incorporation changing its name to Candy Stripers Candy Corporation, Inc.. On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc. On May 13, 2003, the Company amended its Articles of Incorporation changing its name to US Biodefense, Inc.

The nature of the Company's business was the development of websites, including consultation and design, for the sale of retail products. The company's website (www.piedmontcybermall.com) is presently operational but will be shut down shortly. The Company has changed its direction since the change in management and ownership. The new Board of Directors is interested in developing, acquiring, and assisting companies in the biodefense industry.

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

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company,

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of US Biodefense, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of May 31, 2003, US Biodefense, Inc. had 100,932 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of US Biodefense, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended May 31, 2002 due to the zero net income and substantial loss carry forward.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of US Biodefense, Inc. and notes thereto contained elsewhere in this report.

Initial Operation.

Up to the present time, US Biodefense, Inc. has only been in the organizational phase. Over the next 12 months US Biodefense, Inc. intends to concentrate its efforts in development and acquisition of businesses in the biodefense industry. US Biodefense, Inc. will also be seeking to enhance its revenues by consulting with businesses in the biodefense industry and related fields.

US Biodefense, Inc. will need to raise additional capital in order to continue its operations. Such financing will probably take the form of a combination of debt and equity financing. However, there is no guarantee that such financing will be available at all or on such terms as will be acceptable to US Biodefense, Inc.

Currently, US Biodefense, Inc. does not plan to make significant equipment purchases in the next 12 months in order to implement its plan of operation. Also, it does not plan over such period to significantly change the number of employees.

Liquidity and Capital Resources.

During the three month period ended May 31, 2003, US Biodefense, Inc. continued its status as a development company. US Biodefense, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. US Biodefense, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on May 31, 2003.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

US Biodefense, Inc. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against US Biodefense, Inc. has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           On or about April 1, 2003, Mr. Vincent van den Brink, President and Director of Piedmont, Inc. (the "Company"), entered into a stock purchase agreement with Mr. David Chin, a natural individual, involving a class of the Company's securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Subsequent to this sale of controlling interest, the Company held a special meeting of shareholders on April 23, 2003, whereby the following topics were voted upon by the majority shareholders:


     1. Change of Name: The shareholders approved the filing of an amendment to its articles of incorporation to change its name to U.S. Biodefense, Inc. Upon effectiveness of the amendment, the Company will request its ticker symbol, currently PDMT, to be changed.

     2. Election of Directors: Vincent van den Brink and Rita Thomas, both of whom are officers and directors of the Company, have tendered their resignations from their respective positions with the Company. David Chin has been elected to serve as the interim President, Secretary, Treasurer and Director of the Company.

  On or about May 15, 2003, a majority of the shareholders of the Company elected to effect a reverse stock split whereby one post-split share of the Company's $0.001 par value common stock will be issued for every 100 pre-split shares of the Company common stock held by the shareholders of the Company.

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.
  During this quarter, the Company filed two Form 8-Ks. The first 8-K was filed on April 24, 2003, reporting the sale of a majority interest in the Company to Mr. David Chin, the resignation of Vincent van den Brink and Rita Thomas, the interim appointment of Mr. Chin as President, Secretary, Treasurer, and Director, and the approval of the company name change to US Biodefense, Inc. The second 8-K was filed on June 9, 2003, reporting the change in CPA accountancy firms, the election of David Chin as President, Secretary, Treasurer, and Director, and that a majority of the shareholders of the Company have elected to effect a reverse stock split whereby one post-split share of the Company's $0.001 par value common stock will be issued for every 100 pre-split shares of the Company's common stock held by the shareholders of the Company. Additionally, the Company has submitted a request with Nasdaq Market Integrity to change its ticker symbol.

(b)      Exhibits included or incorporated by reference herein:

Exhibit 3: Certificate of Amendment to Articles of Incorporation re Name Change

SIGNATURE

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Chin, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

                                    US Biodefense, Inc.

Dated: July 14, 2003                By: David Chin
                                        ---------------------
                                        David Chin, President