Form 10QSB
period 2003-08-31
US BIODEFENSE INC
filed 2003-11-03
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 2003.

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

             As of August 31, 2003, the Registrant had 10,100,932 of
                      common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):
                                   Yes No X .

PART I.

ITEM 1.   FINANCIAL STATEMENTS.

                               US Biodefense, Inc.
                            (Formerly Piedmont, Inc.)
                                  BALANCE SHEET
                                 August 31, 2003
                                   (Unaudited)


                                                          Three Months Ended
                                                           August 31, 2003

ASSETS
CURRENT ASSETS:
   Cash                                                       $         0
   Accounts Receivable                                        $
   Other Investments                                          $         0
                                                              -----------
TOTAL CURRENT ASSETS                                          $
ORGANIZATIONAL COSTS, NET                                     $         0
TOTAL ASSETS                                                  $         0
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                           $         0
TOTAL CURRENT LIABILITIES                                     $         0
LONG-TERM DEBT                                                $         0

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
   authorized 40,000,000 shares;
   no shares issued
Common stock, $.001 par value
   authorized 100,000,000 shares,
   issued and outstanding at
   August 31, 2003, 10,100,932 shares                         $    10,101

Additional paid in Capital                                    $ 3,793,289
Earnings Accumulated During Development Stage                 $(3,803,390)
                                                              -----------
TOTAL STOCKHOLDERS' EQUITY                                    $         0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $         0
                                                              ===========

See accompanying notes to interim financial statements

                                   US Biodefense, Inc.
                                (Formerly Piedmont, Inc.)
                                 STATEMENT OF OPERATIONS
                              Three Months and Nine Months
                                Ended on August 31, 2003
                                       (Unaudited)

                                        Three Months      Nine Months       For the year
                                           Ended             Ended            Ended
                                       Aug 31, 2003      Aug 31, 2003     Nov 30, 2002
                                       ------------      ------------     -------------
INCOME:

Revenue                                $          0      $          0      $          0
TOTAL INCOME                           $          0      $          0      $          0
                                       ============      ============      ============

EXPENSES:
General, and Administrative            $    147,000      $    147,000      $          0
Amortization                           $          0      $          0      $          0
Total Expenses                         $    147,000      $    147,000                 $
Net Profit/Loss(-) From Operations     $   (147,000)     $   (147,000)                $
Interest Income                        $       --        $          0      $          0
INCOME (LOSS) BEFORE INCOME TAXES      $   (147,000)     $   (147,000)     $          0
Provision for income tax               $          0      $          0      $          0
NET INCOME (LOSS)                      $   (147,000)     $   (147,000)     $          0
                                       ============      ============      ============
NET INCOME (LOSS) PER                  $       0.00      $       0.00      $       0.00
   SHARE-BASIC AND DILUTED
AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING              10,100,932        10,100,932        10,093,195

See accompanying notes to interim financial statements



                                     US BIODEFENSE, INC.
                                  (Formerly Piedmont, Inc.)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                            Three Months Ended on August 31, 2003
                                         (Unaudited)


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
  for services rendered,
  at par value

December 15, 1997, issued
  for fees to prepare proxy
  statement and to amend
  Articles of Incorporation,
  at par value                             76,000,000     76,000     (76,000)


December 30, 1997, reverse
  stock split, 100-1                      (98,377,119)   (98,377)     98,377

February 6, 1998, issued
  for proposed acquisition
  of Fort Stockton Oil &
  Gas, Inc.                                 8,977,229      8,977     (1,977)

June 9, 1998, issued for
  services rendered                            52,100         52


Net loss, year ended
  November 30, 1998                 0                                               (8,154)
                                  -----   -----------     ------  ----------    -----------
Balance, November 30, 1998          0      10,023,195     10,023   3,646,297    (3,657,202)

December 1, 1998, issued for
  services rendered                         60,000            60

August 19, 1999, issued for
  services rendered                         10,000            10

Net loss, year ended
  November 30, 1999                 0                                                 (325)
                                  -----   -----------     ------  ----------    -----------
Balance, November 30, 1999          0      10,093,195      10,093  3,646,297    (3,657,527)

Net income, year ended
  November 30, 2000                                                                   1,137

Balance, November 30, 2000           0       10,093,195      10,093  3,646,297    (3,656,390)
                                  =====   ============      ======  =========    ===========

Net loss, year ended
  November 30, 2001                  0                                                  -0-
                                  -----   -----------     ------  ----------    -----------

Balance, November 30, 2001           0      10,093,195      10,093  3,646,297    (3,656,390)
                                  =====   ============      ======  =========    ===========

Net loss, year ended
  November 30, 2002                  0                                                  -0-
                                  -----   -------------     ------  ---------    ----------

Balance, November 30, 2002           0      10,093,195      10,093  3,646,297    (3,656,390)
                                  =====   ============      ======  =========    ===========


Net income, quarter ended
  February 28, 2003                                                                     -0-

Balance, February 28, 2003          0       10,093,195     $10,093  3,646,297    (3,656,390)
                                =======    ===========     ======  =========    ===========

May 15, 2003, reverse
  stock split, 100-1                0      (9,992,263)      (9,992)      9,992

Net income, quarter ended
  May 30, 2003                                                                          -0-

Balance, May 30, 2003               0          100,932      $  101   3,656,289    (3,656,390)
                                =======     ==========      ========  =========    ===========

August 11, 2003, issued
    for cancellation
    of debt                                  1,000,000      $1,000    $11,000

August 11, 2003, issued
    for services                             9,000,000      $9,000   $126,000
Net income, quarter ended
  Aug 31, 2003                                                                      (147,000)
Balance, Aug 31, 2003               0       10,100,932     $10,101   3,793,289    (3,803,390)
                                =======    ===========     =======   =========    ===========


See accompanying notes to interim financial statements.

                           US Biodefense, Inc.
                           (Formerly Piedmont, Inc.)
                      STATEMENTS OF CASH FLOWS
                    Three Months and Nine Months
                       Ended on August 31, 2003
                            (Unaudited)


                             Three Months        Nine Months    For the year
                                 Ended              Ended           Ended
                              Aug 31, 2003      Aug 31, 2003    Nov 30, 2002
                              ------------      ------------    ------------


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss) Income:                $(147,000)     $(147,000)      $    0
Stock issued for services            12,000         12,000
Decrease (Accts Payable)            (12,000)       (12,000)
Net Cash (Used) In Operating
Activities                       $(147,000)      $(147,000)      $    0

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational
Costs                            $  0            $       0       $    0
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for
Cash                             $  0            $       0       $    0

Net Increase in Cash             $(147,000)      $(147,000)      $    0
Cash, Beginning of Period        $  0            $       0       $    0
Cash, End of Period              $  0            $       0       $    0

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

On August 6, 2003, the stockholders approved setting aside 10,000,000 shares of common stock for an Employee, Directors and Consultants Stock Plan For The Year 2003, which was approved by the Board of Directors on August 6, 2003. On August 8, 2003, the Company filed Form S-8 Registration Statement under the Securities Act of 1933 for the registration of 10,000,000 shares under the Plan.

The Company has adopted the following accounting policies and procedures:

1. The Company uses the accrual method of accounting.

2. Earnings (loss) per share is calculated using a weighted averaged number of shares of common stock outstanding.

3. The Company has elected a fiscal year ending November 30th.

NOTE 2 - EMPLOYEE STOCK PLAN

On August 6, 2003, the stockholders approved setting aside 10,000,000 shares of common stock for an Employee, Directors and Consultants Stock Plan For The Year 2003, which was approved by the Board of Directors on August 6, 2003.

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company.

NOTE 4 - STOCKHOLDERS' EQUITY.

Common Stock.

The authorized common stock of US Biodefense, Inc. consists of 100,000,000 shares with a par value of $0.001 per share. As of August 31, 2003, US Biodefense, Inc. had 10,100,932 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of US Biodefense, Inc. consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

NOTE 5 - INCOME TAXES.

There is no provision for income taxes for the period ended August 31, 2003 due to the losses incurred by the company and substantial loss carry forward.

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

Liquidity and Capital Resources.

During the three month period ended August 31, 2003, US Biodefense, Inc. continued its status as a development company. US Biodefense, Inc. is continuing to incur limited development expenses, is deriving no revenues, and has experienced an ongoing deficiency in working capital. US Biodefense, Inc.'s continued existence is dependent on its ability to obtain additional financing to proceed with its plan of operation.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on August 31, 2003.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a special meeting of shareholders on August 6, 2003, whereby a majority of the shareholders of the Company approved setting aside 10,000,000 shares of common stock for an Employee, Directors and Consultants Stock Plan For The Year 2003. The Board of Directors approved the Plan on August 6, 2003, a copy of which is attached as Exhibit 4 to the Company's Form S-8 filed on August 8, 2003.

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.
  During this quarter, the Company filed a Form 8-K on June 9, 2003, reporting the change in CPA accountancy firms, the election of David Chin as President, Secretary, Treasurer, and Director, and that a majority of the shareholders of the Company have elected to effect a reverse stock split whereby one post-split share of the Company's $0.001 par value common stock will be issued for every 100 pre-split shares of the Company's common stock held by the shareholders of the Company. Additionally, the Company has submitted a request with Nasdaq Market Integrity to change its ticker symbol.

(b)      Exhibits included or incorporated by reference herein:

     None

SIGNATURE:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Chin, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


       1.I have reviewed this quarterly report on Form 10-QSB of the Registrant;


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

                                    US Biodefense, Inc.
Dated: November 3, 2003             By:David Chin
                                    ----------------------
                                    David Chin, President