Form 10QSB/A
period 2003-08-31
US BIODEFENSE INC
filed 2003-11-12
CIK 1122130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                                    US Biodefense, Inc.
Dated: November 3, 2003             By:David Chin
                                    ----------------------
                                    David Chin, President

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Chin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer; and

3. A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    US Biodefense, Inc.

Dated: November 3, 2003             By:David Chin
                                    ----------------------------
                                    David Chin
                                    Chief Executive Officer,
                                    and Chief Financial Officer