Form 10KSB
period 2003-11-30
US BIODEFENSE INC
filed 2004-03-16
CIK 1122130

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended November 30, 2003

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

    For the Transition Period from __________ to ____________

Commission File Number 000-31431


                      US BIODEFENSE, INC.
                    ----------------------
         (Name of small business issuer in its charter)

             Utah                            33-0052057
          ----------                     -----------------
(State or other jurisdiction of    (I.R.S. employer identification
incorporation or organization)                 number)

     13674 E. Valley Blvd.                    91746
     City of Industry, CA
   ------------------------                 --------
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (626) 961-8039

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered

----------------------------     -----------------------------

----------------------------     -----------------------------


Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                          ------------
                        (Title of class)

                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was $0.

The  Company's  common  stock is listed on  the  Over-the-Counter
Bulletin Board under the stock ticker symbol "UBDF." The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2004 was $1,621,584.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2003 was 10,101,349.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part  I,  Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]


PART I                                                                    3

ITEM 1.  BUSINESS.                                                        3
ITEM 2.  DESCRIPTION OF PROPERTY                                          6
ITEM 3.  LEGAL PROCEEDINGS                                                6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              6

PART II                                                                   6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        8
ITEM 7.  FINANCIAL STATEMENTS                                             9
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                            22
PART III                                                                 23

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT     23
ITEM 10. EXECUTIVE COMPENSATION                                          24
ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS   24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                25
ITEM 14. CONTROLS AND PROCEDURES                                         26

SIGNATURES                                                               27

                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our
management's   assumptions  and  beliefs  based  on   information
currently  available.   We  can  give  no  assurance   that   the
expectations indicated by such forward-looking statements will be
realized.   If any of our assumptions should prove incorrect,  or
if   any   of   the  risks  and  uncertainties  underlying   such
expectations should materialize, Originally New York's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

ITEM 1.  BUSINESS.

Business Development

     We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc. We merged with Terzon Corporation and changed our name to Terzon Corporation in 1984. We subsequently changed our name to Candy Stripers Candy Corporation. We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. We were traded Over-the-Counter Bulletin Board for several years. In 1986 we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US Biodefense, Inc.

Business of Issuer

Principal Products and Principal Markets

     We intend to provide diversified professional and technical services involving the application of scientific, engineering and management expertise to provide biological defense solutions for government and commercial customers in the U.S. and abroad. We are currently developing our internal operations and researching potential opportunities for our business.

Distribution Methods of Our Products

     Our marketing activities will be focused on key vertical markets and will be primarily conducted by our management and any independent contractors we have employ. Our marketing approach will begin with the development of information concerning the requirements of our potential customers for the types of technical services that we provide. This information is gathered in the course of contract performance, reviewing requests for competitive bids, formal briefings, participation in professional organizations and published literature. This information is then evaluated in order to devise and implement the best means of taking advantage of available business opportunities, including the preparation of proposals responsive to the stated and perceived needs of customers. Our products may be marketed with the assistance of independent sales representatives. We have not yet implemented any marketing activities and have not determined when we may begin to do so.

Competitive  Business  Conditions and  the  Issuer's  Competitive
Position

     Our business is highly competitive. We have a large number of competitors, all of which have been established longer and have substantially greater financial resources and larger technical staffs. We also compete with specialized entities that are able to concentrate their resources on particular areas. We may also compete with the U.S. Government's own in-house capabilities and federal non-profit contract research centers.

     We compete on the basis of technical expertise, management and marketing abilities and price. Our continued success is dependent upon our ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

Government Approval of Principal Products or Services

     We expect the U.S. Government to be one of our primary customers. Many of the U.S. Government programs in which we may participate as a contractor or subcontractor may extend for several years. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. If a contract is terminated for convenience, we will be generally reimbursed for our allowable costs through the date of termination and will be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. No assurance can be given that contract and program modifications, curtailments or terminations will not have a material adverse effect on us.

     In addition, the U.S. Government may terminate a contract for default. Such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

Effect of Existing or Probable Government Regulations

     Our management does not believe that any existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent manufacturers fail to operate in compliance with applicable laws and regulations. Although our internal guidelines promote ethical business practices, we do not control these vendors or their labor practices. The violation of labor or other laws by an independent manufacturer, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for us and could reduce sales of our products.

Employees

     We do not have any employees. Instead, we presently rely on the efforts of our President, David Chin, who devotes an average of 10 hours per week to our operations. We believe that our operations are currently on a small scale that is manageable by a one individual. While we believe that the addition of employees is not required over the next 12 months, we may contract sales representatives to market our products for us on an independent contractor basis. These representatives are not intended to be employees of our company.

Reports to Security Holders

Annual Reports

     We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC

     As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

We may be unable to continue as a going concern if we fail to generate sufficient revenues and/or fail to obtain additional capital.

     We have limited funds and operations. For the year ended November 30, 2003, we have incurred a total loss of $110,000 without generating any revenues. We will not be profitable until we are able to develop marketable products and derive substantial revenues from sales of those products. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows or obtain adequate funding through external offerings of our equity or debt. There are no assurances that we will be able to generate sales or that additional financing will be available, or if available, will be on terms acceptable to us.
If adequate working capital is not available, the value of our Company's common shares will be negatively affected and could result in the loss of your entire investment.

We may not be able to compete against our larger competitors.

     Significantly all of our competitors have greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names for product lines or certain products than we have. As a result, some of these competitors may be able to devote greater resources to marketing and promotional activities or adopt more aggressive pricing policies than we may be able to. Increased competition in this manner may result in reduced operating margins or loss of market share.

A substantial percentage of our revenue is from U.S. Government customers and the regional Bell operating companies

     We expect to derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.
Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we may do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. The current Iraq conflict may adversely impact our revenues in fiscal year 2004 if U.S. Government funding shifts to direct war fighting efforts, as we may experience delays in new contract awards and funding of current contracts that are not directly related to the conflict. In addition, obtaining U.S. Government contracts remains a highly competitive process and this may lead to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we otherwise may have been able to recover.

We face risks relating to Government contracts

     The Government may modify, curtail or terminate our contracts. Many of the U.S. Government programs in which we expect to participate as a contractor or subcontractor may extend for several years; however, these programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

     Our business is subject to potential Government inquiries and investigations. We will be, from time to time, subject to certain U.S. Government inquiries and investigations of our business practices due to participation in government contracts. We cannot assure you that any such inquiry or investigation would not have a material adverse effect on our results of operations and financial condition.

     Our contract costs are subject to audits by Government agencies. The costs we anticipate incurring on U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. We intend to negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

Our business could suffer if we fail to attract, train and retain skilled employees

     The availability of highly trained and skilled professional, administrative and technical personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians, management and professional personnel is intense and competitors aggressively recruit key employees. Because of competition for experienced personnel, particularly in highly specialized areas, it will be difficult to meet our anticipated needs for these employees in a timely manner. We intend to devote significant resources to recruit, train and retain qualified employees; however, we cannot assure you that we will be able to attract and retain such employees on acceptable terms. Any failure to do so could have a material adverse effect on our operations.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

     Our operations depend substantially on the skills and experience of Mr. David Chin, our President. Mr. Chin is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between US Biodefense and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Certain  Nevada  corporation  law  provisions  could  prevent   a
potential takeover, which could adversely affect the market price of our common stock.

     We are incorporated in the State of Utah. Certain provisions of Utah corporation law could adversely affect the market price of our common stock. Because Utah corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Utah corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     US Biodefense, Inc. has its headquarters in California. The mailing address is US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746, phone: (626) 961-8039. This office is provided by our officer and director at no charge to us. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "UBDF." The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) for each quarter of the last two fiscal years:

      Quarter Ended         High     Low
     -------------------------------------
     December 31, 2003     $18.00  $12.00
     September 30, 2003    $15.00  $13.00
     June 30, 2003         $15.00  $ 3.00
     March 31, 2003       $  3.00  $ 3.00

     December 31, 2002    $  7.00  $ 3.00
     September 30, 2002   $  7.00 $  7.00
     June 30, 2002        $  7.00 $  6.00
     March 31, 2002       $  6.00 $  5.00


     OTCBB(R)  quotations of the Company's Common  Stock  reflect
inter-dealer  prices,  without  retail  mark-ups,  markdowns   or
commissions,   and   may   not   necessarily   represent   actual
transactions.

Holders

     As  of  the  date of this prospectus, we have  approximately
10,101,349 shares of $0.001 par value common stock issued and outstanding held by approximately 100 shareholders of record.

Dividends

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans

     The following table provides the following information as of November 30, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

  1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

  2. The weighted-average exercise price of the outstanding options, warrants and rights; and

  3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.


      Plan Category             Number of     Weighted    Number of
                                Securities    average     securities
                                  to be       exercise    remaining
                               issued upon    price of    available
                               exercise of  outstanding   for future
                               outstanding    options,     issuance
                                 options,     warrants
                                 warrants    and rights
                                and rights
                                   (a)          (b)          (c)
----------------------------------------------------------------------
Equity compensation plans           -            -            -
approved by security holders

Equity compensation plans           -            -            -
not approved by security
holders

Total                               -            -            -


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

     2.   Our ability to generate customer demand for our products;

     3.   The intensity of competition; and

     4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

     We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc. We merged with Terzon Corporation and changed our name to Terzon Corporation in 1984. We subsequently changed our name to Candy Stripers Candy Corporation. We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. We were traded Over-the-Counter Bulletin Board for several years. In 1986 we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US Biodefense, Inc. We have not generated any revenues since we emerged from bankruptcy.

     We intend to provide diversified professional and technical services involving the application of scientific, engineering and management expertise to provide biological defense solutions for government and commercial customers in the U.S. and abroad. We are currently developing our internal operations and researching potential opportunities for our business. We expect to continue to experience additional expenditures and incur ongoing losses until we are able to implement our services and generate revenues and cash flows to satisfy our financial obligations.

     We have no cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. We have no formal written agreement with Mr. Chin for such loans, and we cannot guarantee you that we will be able to enforce this agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future.

     Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. We outsource for the manufacture of our products, as well as the hosting and maintenance of our web site, thus our responsibilities are related predominantly to graphic design and administrative duties. Additionally, our marketing and advertising efforts are mainly conducted via the Internet, and can be designed by our current staff or our third-party Internet services firm. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us on an independent contractor basis. These representatives are not intended to be employees of our company.

     We  have  not  paid for expenses on behalf  of  any  of  our
directors.   Additionally, we believe that this  fact  shall  not
materially change.

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditor's Report                              F-1
Balance Sheets                                            F-2
Income Statements                                         F-3
Statement of Stockholders' Equity                         F-4
Statement of Cash Flows                                   F-5
Footnotes                                                 F-6

                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)

                         Balance Sheets
                              as of
                   November 30, 2003 and 2002

                               and

                    Statements of Operations,
                    Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   November 30, 2003 and 2002

                        TABLE OF CONTENTS




                                                           PAGE

Independent Auditor's Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statements of Changes in Stockholders' Equity               4

Statements of Cash Flows                                    5

Footnotes                                                   6

Beckstead and Watts, LLP
Certified Public Accountants
                                                   3340 Wynn Road
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITOR'S REPORT


Board of Directors
US Biodefense,Inc.
Las Vegas, NV

We have audited the Balance Sheets of US Biodefense,Inc., (formerly Piedmont, Inc.) (the "Company"), as of November 30, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Biodefense,Inc. (formerly Piedmont, Inc.) as of November 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP

March 8, 2004





                            -13-   F-1




                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                         Balance Sheets



                                                            November 30,
                                                       ----------------------
                                                          2003       2002
                                                       ----------------------
Assets

Current assets:
  Cash                                                       $-          $-
  Prepaid services - related party                       25,000           -
  Prepaid services                                       12,000           -
                                                       ----------------------
    Total current assets                                 37,000           -
                                                       ----------------------

                                                        $37,000          $-
                                                       ======================
Liabilities and Stockholders' Equity

Current liabilities:                                         $-          $-
                                                       ----------------------
Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,101,349 and 101,349 shares issued
and outstanding as of 11/30/03 and 11/30/02,
respectively                                            10,101         101

Additional paid in capital                            3,793,289   3,656,289

Accumulated deficit                                  (3,766,390) (3,656,390)
                                                       ----------------------
                                                         37,000           -
                                                       ----------------------

                                                             $-          $-
                                                       ======================



The accompanying notes are an integral part of these financial statements.





                            -14-   F-2





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                    Statements of Operations


                                                     For the       For the
                                                    year ended    year ended
                                                    November 30,  November 30,
                                                       2003          2002
                                                   ---------------------------

Revenue                                                     $-           $-
                                                   ---------------------------
Expenses:
General & administrative expenses - related party      110,000            -
General & administrative expenses                            -            -
                                                   ---------------------------
Total expenses                                         110,000            -
                                                   ---------------------------

Net (loss)                                           $(110,000)          $-
                                                   ===========================

Weighted average number of
common shares outstanding - basic and fully diluted  4,156,144      101,349
                                                   ===========================

Net (loss) per share - basic and fully diluted          $(0.03)          $-
                                                   ===========================


The accompanying notes are an integral part of these financial statements.


















                            -15-   F-3





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
          Statements of Changes in Stockholders' Equity


                                                  Additional               Total
                                 Common Stock     Paid-in     Accumulated  Stockholers'
                                Shares    Amount  Capital     Deficit      Equity
                              ----------------------------------------------------------

Balance, November 30, 2000      101,349     $101  $3,656,289  $(3,656,390)         $-

Net income
  For the year ended
  November 30, 2001                                                     -           -
                              ----------------------------------------------------------

Balance, November 30, 2001      101,349      101   3,656,289   (3,656,390)          -

Net (loss)
  For the year ended
  November 30, 2002                                                     -           -
                              ----------------------------------------------------------

Balance, November 30, 2002      101,349      101   3,656,289   (3,656,390)          -

August 2003
  Issued for payroll -        9,000,000    9,000     126,000                  135,000
  related party

August 2003
  Issued for prepaid          1,000,000    1,000      11,000                   12,000
  services

Net (loss)
  For the year ended
  November 30, 2003                                              (110,000)   (110,000)
                              ----------------------------------------------------------

Balance, November 30, 2003   10,101,349  $10,101  $3,793,289  $(3,766,390)    $37,000
                              ==========================================================





The accompanying notes are an integral part of these financial statements.






                            -16-   F-4




                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                    Statements of Cash Flows



                                                     For the       For the
                                                    year ended    year ended
                                                    November 30,  November 30,
                                                       2003          2002
                                                   ---------------------------

Cash flows from operating activities
Net (loss)                                           $(110,000)         $-
Adjustments to reconcile net
(loss) to cash (used) by operating activities:
    Shares issued for payroll - related party          110,000           -
    Shares issued for prepaid payroll - related party   25,000
    Shares issued for prepaid services                  12,000
    Increase in prepaid expenses                       (37,000)          -
                                                   ---------------------------
Net cash (used) by operating activities                      -           -
                                                   ---------------------------

Net increase (decrease) in cash                              -           -
Cash - beginning                                             -           -
                                                   ---------------------------
Cash - ending                                               $-          $-
                                                   ===========================
Supplemental disclosures:
  Interest paid                                             $-          $-
                                                   ===========================
  Income taxes paid                                         $-          $-
                                                   ===========================
Non-cash transactions:
  Stock issued for payroll - related party            $110,000          $-
  Stock issued for prepaid payroll - related party      25,000
  Stock issued for prepaid services                     12,000           -
                                                   ===========================
  Number of shares issued for services              10,000,000           -
                                                   ===========================



The accompanying notes are an integral part of these financial statements.





                            -17-   F-5





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                              Notes

Note 1 - History and organization of the company

The Company was organized June 29, 1983 (Date of Inception) under the laws of the State of Utah, as Teal Eye, Inc. The Company then merged with Terzon Corp. and amended its Articles of Incorporation to change the name to Terzon Corp. On September 7, 1984 the Company amended its Articles of Incorporation changing its name to Candy Stripers Candy Corporation, Inc. On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc. On or about May 31, 2003, the Company amended its articles of incorporation and changed its name to US Biodefense, Inc. The new board of directors is interested in changing the company's focus towards developing, acquiring, and assisting companies in the bio defense industry.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2003 and 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at November 30, 2003 and 2002.

Revenue recognition
The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2003 or 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of November 30, 2003 and 2002.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.





                            -18-   F-6





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                              Notes

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.




                            -19-   F-7





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                              Notes

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2003; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted November 30 as its fiscal year end.




                            -20-   F-8





                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                              Notes

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $110,000 for the year ended November 30, 2003, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%
                                                      --------
                      Total                               -%
                                                      ========


As of November 30, 2003, the Company has a net operating loss carry forward as follows:

   Year         Amount       Expiration
  ---------------------------------------
   2002      $         -        2022

   2003      $   110,000        2023


Note 5 - Stockholders' equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

As  of  November  30, 2000, the Company had a  total  of  101,349 shares issued and outstanding.

On May 14, 2003, the Company authorized a 1-for-100 reverse stock split with an effective date of June 25, 2003. All share and per share amounts have been retroactively restated to reflect the split discussed below.

On August 6, 2003, the Company issued 9,000,000 shares of its $0.001 par value common stock to an individual who is an officer and director as payment for his services for twelve months and as a bonus valued at the fair market value of the services of $135,000. See note 7 for additional discussion on this issue.




                            -21-   F-9




                       US Biodefense, Inc.
                    (Formerly Piedmont, Inc.)
                              Notes

On August 6, 2003, the Company issued 1,000,000 shares of its $0.001 par value common stock to an individual for a one year consulting agreement valued at the fair market value of the services of $12,000. See note 7 for additional discussion on this issue.

As of November 30, 2003, there have been no other issuances of common stock.

Note 6 - Warrants and options

As of November 30, 2003 and 2002, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Contracts and agreements

On April 1, 2003, the Company entered into an employment agreement with an individual who is an officer and director of the company. The compensation is $60,000 annually. The term of the agreement is one year and is automatically renewed annually. For the first year's compensation, the Company issued the individual 9,000,000 shares of its $0.001 par value common stock for $135,000. The Company recognized $110,000 as an expense in the year ended November 30, 2003 and prepaid payroll for the unearned portion of $25,000.

On June 10, 2003, the Company entered into an agreement with Erin Rahe. The agreement has a term of one year and may be extended upon agreement by both parties. Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement. Either party may cancel the agreement for any reason upon 30 days written notice. The compensation for the agreement was paid with the issuance of 1,000,000 shares of common stock. As of November 30, 2003, the Company had recorded a prepaid expense of $12,000.

Note 8 - Related party transactions

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.





                            -22-   F-10





ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

NAME         POSITION                 PERIOD SERVING        TERM
----------------------------------------------------------------------
David Chin   President, CEO and       June 2003 - 2004     1 year (1)
             Director

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2004 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

     David Chin attended the University of Irvine from 1988 to 1993, studying general education, management and business. Since 1996 Mr. Chin has built a start-up company involved with vocation training with $100,000 dollars in revenue in 1996 to $2 million in 2002. Mr. Chin has experience in the formation, organization and operation of start-up businesses.

     Currently  Mr. Chin serves as Director, Chairman, President,
and   CEO  of  Citishare,  Inc.,  Financialnewusa.com  Inc.,  and
Investment  Club Education, Inc., and Camino Real Career  School.
His experience is as follows:

     2002 - Present:  President of Investment Club  Education, Inc.
     2002 - Present:  President of Financialnewsusa.com Inc.
     2002 - Present:  President of Citishare, Inc.
     1996 - Present:  President and Founder of Camino Real Career School

Board Committees

     We  currently have no compensation committee or other  board
committee   performing  equivalent  functions.   Currently,   all
members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended November 30, 2003 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2004 and had no trading activity in 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.



                         Summary Compensation Table

                        Annual                               Long-Term Compensation
                     Compensation
                    -------------------            ------------------------------------------
  Name and          Year  Salary  Bonus   Other    Restricted   Securities  LTIP     All
  Principal                               Annual   Stock        Underlying  Payouts  Other
  Position                                Compens  Awards       Options              Compens
                                          ation                                      ation
                           ($)     ($)     ($)      ($)           (#)        ($)      ($)



David Chin          2003  60,000  75,000    -        -             -          -        -
President


Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

     We entered into an employment agreement with David Chin in April 2003, which was amended on January 1, 2004. Mr. Chin is engaged to serve as our President until April 30, 2004, at which time the contract will be automatically renewed unless terminated.

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  November  30,  2003 certain  information regarding the beneficial  ownership  of  our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title of   Name and Address                    Amount and    %  of
Class      of Beneficial Owner                 Nature of     Class
                                                Beneficial
                                                Owner
---------------------------------------------------------------------
Common     David Chin, President and           9,000,000     89.1%
Stock      Director(1)

           Officers and Directors as a Group   9,000,000     89.1%

Common     Erin Rahe (2)                       1,000,000      9.9%
Stock

Footnotes:

  (1) The address of officers and directors in the table is c/o US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746.
  (2) Erin Rahe is an independent contractor that may be reached at the offices of US Biodefense.

Change in Control

     No arrangements exist that may result in a change of control of UBDF.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1, 2003, we entered into an employment agreement with David Chin, an officer and director. His compensation is $60,000 annually. The term of the agreement is for one year and is automatically renewed annually. For the first year's compensation, we issued the individual 9,000,000 shares of common stock for $135,000.

     On June 10, 2003, we entered into a consulting agreement with Erin Rahe. The agreement has a term of one year and may be extended upon agreement by both parties. The compensation for the agreement was paid with the issuance of 1,000,000 shares of common stock.

     Office space and services are provided without charge by David Chin, a director and shareholder.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

           a. Articles of Incorporation of Teal Eyes, Inc. Incorporated by reference herein filed as Exhibit (a) to Form 10SB12G filed on September 1, 2000.
           b. Amendment to Articles of Incorporation of Teal Eyes, Inc. Incorporated by reference herein filed as Exhibit (b) to Form 10SB12G filed on September 1, 2000.

           c.  Amendment to Articles of Incorporation of Terzon
           Corporation. Incorporated by reference herein filed as Exhibit (c) to Form 10SB12G filed on September 1,
           2000.

           d. Amended and Restated Articles of Incorporation of Candy Stripers Candy Corp. Incorporated by reference herein filed as Exhibit (d) to Form 10SB12G filed on September 1, 2000.
           e. By-Laws of the Company. Incorporated by reference herein filed as Exhibit (e) to Form 10SB12G filed on September 1, 2000.

           f.  Certificate of Amendment to Articles of
           Incorporation filed May 13, 2003. Incorporated by reference herein filed as Exhibit 3 to Form 10-QSB filed on July 15, 2003.

  31    Certification under Section 906 of the Sarbanes-Oxley Act


  32    Section 1350 Certification


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and
procedures  are  effective  for  the  gathering,  analyzing   and
disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       US BIODEFENSE, INC.

     Signature               Title                  Date
    -----------            ---------              --------

   /s/ David Chin       Chief Executive        March 11, 2004
   --------------         Officer and
     David Chin         Chief Financial
                            Officer