Form 10QSB
period 2004-02-29
US BIODEFENSE INC
filed 2004-04-13
CIK 1122130

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934

For the quarterly period ended: February 29, 2004

Or
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-31431


                       US BIODEFENSE, INC.
                 --------------------------------
     (Exact name of registrant as specified in its charter)


           Utah                             33-0052057
       -----------------               --------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


     13674 E. Valley Blvd.                    91746
     City of Industry, CA                    -------
  ---------------------------              (Zip Code)
(Address of principal executive
           offices)

                         (626) 961-8039
                      ----------------------
      (Registrant's telephone number, including area code)

                               N/A
                           -----------
 (Former name, former address and former fiscal year, if changed since last report)

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

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            10,101,349

                        US Biodefense, Inc.



                         Table of Contents
                                                                    Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                       3

     Balance Sheet                                                   4

     Statements of Operations                                        5

     Statements of Cash Flows                                        6

     Notes                                                           7

  Item 2. Management's Discussion and Plan of Operation              9

PART II - OTHER INFORMATION

  Item 4. Controls and Procedures                                   11

  Item 6. Exhibits                                                  11

SIGNATURES                                                          12

CERTIFICATION                                                       12

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on March 16, 2004, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
financial statements.

                        US Biodefense, Inc.
                           Balance Sheet
                            (unaudited)

                                                          February 29,
                                                              2004
Assets                                                   --------------

Current assets:
  Cash                                                           $-
  Prepaid services - related party                           10,000
  Prepaid services                                           12,000
                                                         --------------
    Total current assets                                     22,000
                                                         --------------

                                                            $22,000
                                                         ==============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                              $99
  Notes payable - related party                               3,500
                                                         --------------
    Total current liabilities                                 3,599
                                                         --------------
Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 10,101,349 shares issued and outstanding     10,101
Additional paid-in capital                                3,793,289
Accumulated deficit                                      (3,784,989)
                                                         --------------
                                                             18,401
                                                         --------------

                                                            $22,000
                                                         ==============



  The accompanying notes are an integral part of these financial statements.

                        US Biodefense, Inc.
                     Statements of Operations
                            (unaudited)

                                                          Three Months Ended
                                                             February 29,
                                                          2004          2003
                                                        ----------------------

Revenue                                                       $-          $-
                                                        ----------------------
Expenses:
  General and administrative expenses                      3,599           -
  General and administrative expenses - related party     15,000           -
                                                        ----------------------
Total expenses                                            18,599           -
                                                        ----------------------

Net (loss)                                              $(18,599)         $-
                                                        ======================
Weighted average number of
common shares outstanding - basic and fully diluted   10,101,349     101,349
                                                        ======================
Net (loss) per share - basic & fully diluted              $(0.00)         $-
                                                        ======================






  The accompanying notes are an integral part of these financial statements.

                        US Biodefense, Inc.
                     Statements of Cash Flows
                            (unaudited)

                                                  Three Months Ended
                                                     February 29,
                                                   2004         2003
                                               ------------------------
Cash flows from operating activities
  Net (loss)                                    $(18,599)         $-
  Adjustment to reconcile net (loss) to
   net cash (used) by operating activities:
    Decrease in prepaid expense                   15,000           -
    Increase in accounts payable                      99           -
                                               ------------------------
Net cash (used) by operating activities           (3,500)          -
                                               ------------------------

Cash flows from financing activities
  Proceeds from notes payable - related party      3,500           -
  Issuances of common stock                            -           -
                                               ------------------------
Net cash provided by financing activities          3,500           -
                                               ------------------------

Net increase (decrease) in cash                        -           -
Cash - beginning                                       -           -
                                               ------------------------
Cash - ending                                         $-          $-
                                               ========================
Supplemental information:
  Interest paid                                       $-          $-
                                               ========================
  Income taxes paid                                   $-          $-
                                               ========================




  The accompanying notes are an integral part of these financial statements.

                        US Biodefense, Inc.
                               Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2003 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $18,599 for the three months ended February 29, 2004, and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid expense

On April 1, 2003, the Company entered into an employment agreement with an individual who is an officer and director of the company. The compensation is $60,000 annually. The Company recognized $15,000 as an expense in the three months ended February 29, 2004 and prepaid payroll for the unearned portion of $10,000.

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

Note 4 - Notes payable

During the three months ended February 29, 2004, an officer and director loaned the Company $3,500 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of February 29, 2004, the amount owed is $3,500.

                        US Biodefense, Inc.
                               Notes

Note 5 - Related party transactions

Office space is provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about US Biodefense, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UBDF's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

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

  31    Rule 13a-14(a)/15d-14(a) Certifications

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       US BIODEFENSE, INC.
                       -------------------
                          (Registrant)

By: /s/ David Chin
    ----------------
David Chin, President