Form 10QSB
period 2004-05-31
US BIODEFENSE INC
filed 2004-07-21
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-31431

US BIODEFENSE, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0052057 (I.R.S. Employer Identification No.)

13674 E. Valley Blvd. City of Industry, CA (Address of principal executive offices)	91746 (Zip Code)

(626) 961-8039 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

US Biodefense, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on March 16, 2004, and subsequent amendments made thereto.

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.

Balance Sheet

(unaudited)

May 31,
2004
Assets

Current assets:
Cash	$47,588
Prepaid expenses	400
Total current assets	47,988

$47,988

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$594
Notes payable – related party	3,500
Deferred revenue	45,833
Total current liabilities	49,927

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,101,349 shares issued and outstanding	10,101
Additional paid-in capital	3,793,289
Accumulated deficit	(3,805,329)
(1,939)

$47,988

The accompanying notes are an integral part of these financial statements.

US Biodefense, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2004	2003	2004	2003

Revenue	$4,167	$-	$4,167	$-

Expenses:
General and administrative expenses	14,507	-	18,106	-
General and administrative expenses – related party	10,000	-	25,000	-
Total expenses	24,507	-	43,106	-

Net (loss)	$(20,340)	$-	(38,939)	-

Weighted average number of
common shares outstanding – basic and fully diluted	10,101,349	101,349

Net (loss) per share – basic & fully diluted	$(0.00)	$-

The accompanying notes are an integral part of these financial statements.

US Biodefense, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	May 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(38,939)	$-
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid expense	36,600	-
Increase in accounts payable	594
Increase in deferred revenue	45,833	-
Net cash (used) by operating activities	44,088	-

Cash flows from financing activities
Proceeds from notes payable – related party	3,500	-
Issuances of common stock	-	-
Net cash provided by financing activities	3,500	-

Net increase (decrease) in cash	47,588	-
Cash – beginning	-	-
Cash – ending	$47,588	$-

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a net loss of $3,805,329 for the six months ended May 31, 2004, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  In order to obtain the necessary capital, the Company is seeking equity and/or debt financing.  If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Prepaid expense

On April 1, 2003, the Company entered into an employment agreement with an individual who is an officer and director of the company.  The compensation is $60,000 annually.  The Company recognized $25,000 as an expense in the six months ended May 31, 2004. As of May 31, 2004 the Company had no prepaid payroll.

On June 10, 2003, the Company entered into an agreement with Erin Rahe.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice. The compensation for the agreement was paid with the issuance of 1,000,000 shares of common stock.  As of May 31, 2004 the Company had recorded a consulting expense of $12,000.

Note 4 – Notes payable

During the three months ended February 29, 2004, an officer and director loaned the Company $3,500 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of May 31, 2004, the amount owed is $3,500.

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

On May 1, 2004 the Company entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services valued at $50,000. The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice. The Company has been paid in advance the entire balance of the contract. As of May 31, 2004, the Company had recorded deferred revenue in the amount of $45,833.

Note 6 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value stock. As of May 31, 2004, there were 10,101,349 shares issued and outstanding.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about US Biodefense, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UBDF’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

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

Management’s Discussion and Analysis

We provide diversified professional and technical services involving the application of scientific, engineering and management expertise to provide biological defense solutions for government and commercial customers in the U.S. and abroad.  We have generated $4,167 in revenues during the quarter ended May 31, 2004, which consists of all of our revenues since our inception.  On May 1, 2004 we entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services valued at $50,000.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice.  We have been paid in advance the entire balance of the contract.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.

We are continuously developing our internal operations and researching potential opportunities for our business.  During the three months ended May 31, 2004, our total expenses were $24,507, all of which are attributable to general and administrative expenses.  In the six month period ended May 31, 2004, total expenses were $43,106.  We did not incur any expenses in 2003.  We expect to continue to experience additional general and administrative expenses and do not foresee a significant decline in such.  However, we anticipate that as our sales increase, we may be required to increase sales-related expenditures.

We incurred a net loss for the period ended May 31, 2004 of $20,340.  For the six months ended May 31, 2004, our net loss was $38,939.  We believe that until we are able to generate sufficient revenues to meet our financial obligations, we will continue to operate with a net loss.

We have cash on hand of $47,588 as of May 31, 2004, and may be unable to continue operations for the next at least 12 months if we are unable to generate significantly greater revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  To date, Mr. Chin has loaned us $3,500 to cover our daily operations.  The loan bears no interest and is due upon demand.  We have no formal written agreement with Mr. Chin for such loans, and we cannot guarantee you that we will be able to enforce this agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On May 12, 2004, we held a special meeting of shareholders was called to order by the holders of a majority of our voting securities.  At such meeting, 9,000,000 shares (90% of the issued and outstanding voting common stock of our company) voted to appoint both Marcia Marcus and Scott Perren to our board of directors.  There were 1,000,000 absentee shares.  All shares present at such meeting voted in favor of both appointments.  David Chin, an officer and director prior to this meeting, continues to serve on the board of directors.

Item 5.  Other Information

On May 12, 2004, we appointed Marcia Marcus and Scott Perren as directors of our company.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
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
a. David Chin
b. Marcia Marcus
c. Scott Perren

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.
(Registrant)

July 20, 2004

Signed:	/s/ David Chin	Director
Print:	David Chin

Signed:	/s/ Marcia Marcus	Director
Print:	Marcia Marcus

Signed:	/s/ Scott Perren	Director
Print:	Scott Perren