Form 10QSB
period 2004-08-31
US BIODEFENSE INC
filed 2004-10-15
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-31431

US BIODEFENSE, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	33-0052057 (I.R.S. Employer Identification No.)

13674 E. Valley Blvd. City of Industry, CA (Address of principal executive offices)	91746 (Zip Code)

(626) 961-0562 (Registrant's telephone number, including area code)

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

US Biodefense, Inc.

Balance Sheet

(unaudited)

August 31,
2004
Assets

Current assets:
Cash	$45,108
Prepaid expenses	400
Total current assets	45,508

$45,508

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,808
Notes payable – related party	3,894
Deferred revenue	33,333
Total current liabilities	42,035

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,101,349 shares issued and outstanding	10,101
Additional paid-in capital	3,793,289
Accumulated deficit	(3,799,917)
3,473

$45,508

The accompanying notes are an integral part of these financial statements.

US Biodefense, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2004	2003	2004	2003

Revenue – related party	$12,500	$-	$16,667	$-

Expenses:
General and administrative expenses	7,088	-	25,194	-
General and administrative expenses – related party	-	-	25,000	-
Total expenses	7,088	-	50,194	-

Net (loss)	$5,412	$-	(35,527)	-

Weighted average number of
common shares outstanding – basic and fully diluted	10,101,349	2,927,436	10,101,349	1,050,254

Net (loss) per share – basic & fully diluted	$0.00	$-	$(0.00)	$-

The accompanying notes are an integral part of these financial statements.

US Biodefense, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	August 31,
	2004	2003
Cash flows from operating activities
Net (loss)	$(35,527)	$-
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Decrease in prepaid expense	36,600	-
Increase in accounts payable	4,808
Increase in deferred revenue	33,333	-
Net cash provided by operating activities	41,214	-

Cash flows from financing activities
Proceeds from notes payable – related party	3,894	-
Issuances of common stock	-	-
Net cash provided by financing activities	3,894	-

Net increase in cash	45,108	-
Cash – beginning	-	-
Cash – ending	$45,108	$-

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has accumulated a net loss of ($3,799,917) for the nine months ended August 31, 2004, and had minimal sales of $16,667.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  In order to obtain the necessary capital, the Company is seeking equity and/or debt financing.  If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve month period.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Prepaid expense

On April 1, 2003, the Company entered into an employment agreement with an individual who is an officer and director of the company.  The compensation is $60,000 annually.  The Company recognized $25,000 as an expense in the nine months ended August 31, 2004. As of August 31, 2004 the Company had no prepaid payroll.

On June 10, 2003, the Company entered into an agreement with Erin Rahe.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice. The compensation for the agreement was paid with the issuance of 1,000,000 shares of common stock.  As of August 31, 2004 the Company had recorded a consulting expense of $12,000.

During the nine months ended August 31, 2004, the Company had a deposit of $400 with the SEC to be used for any future registration fees.

US Biodefense, Inc.

Notes

Note 4 – Notes payable

During the nine months ended August 31, 2004, an officer and director loaned the Company $3,894 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of August 31, 2004, no payments have been made to the officer and director and the total amount owed is $3,894.

Note 5 – Deferred revenue – related party

On May 1, 2004 the Company entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services valued at $50,000.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice. The Company has been paid in advance the entire balance of the contract.  During the nine months ended August 31, 2004, the Company recorded revenue of $16,667.  As of August 31, 2004, the Company had recorded deferred revenue in the amount of $33,333.

Note 6 – Major customers

During the nine month period ended August 31, 2004, one customer accounted for 100% of the Company's revenue.

Note 7 – Related party transactions

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

Note 8 – Stockholders’ equity

The Company is authorized to issue 100,000,000 shares of its $0.001 par value stock. As of August 31, 2004, there were 10,101,349 shares issued and outstanding.

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

Management’s Discussion and Analysis

We provide diversified professional and technical services involving the application of scientific, engineering and management expertise to provide biological defense solutions for government and commercial customers in the U.S. and abroad.  We recognized $12,500 in revenues during the quarter ended August 31, 2004.  During the nine months ended August 31, 2004, we generated an aggregate of $16,667 in revenues, which consists of all revenues earned since we emerged from bankruptcy.  All revenues were earned from one customer, Financialnewsusa.com, a related entity, with which we entered into an agreement with on May 1, 2004, to provide consulting services valued at $50,000.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice.  We have been paid in advance the entire balance of the contract.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.

We are continuously developing our internal operations and researching potential opportunities for our business.  During the three months ended August 31, 2004, our total expenses were $7,088, all of which are attributable to general and administrative expenses.  In the nine month period ended August 31, 2004, total expenses were $50,194.  We did not incur any expenses in 2003.  We expect to continue to experience additional general and administrative expenses and do not foresee a significant decline in such.  However, we anticipate that as our sales increase, we may be required to increase sales-related expenditures.

During the three month period ended August 31, 2004, we realized net income of $5,412.  For the nine month period ended August 31, 2004, we incurred a net loss of $50,194.  We believe that until we are able to generate sufficient revenues to meet our financial obligations, we will continue to operate with a net loss.

We have cash on hand of $45,508 as of August 31, 2004, and may be unable to continue operations for the next at least 12 months if we are unable to generate significantly greater revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  As of August 31, 2004, Mr. Chin has loaned us $3,894 to cover our daily operations.  The loan bears no interest and is due upon demand.  We have no formal written agreement with Mr. Chin for such loans, and we cannot guarantee you that we will be able to enforce this agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

October 14, 2004

Signed:	/s/ David Chin	Director
Print:	David Chin

Signed:	/s/ Marcia Marcus	Director
Print:	Marcia Marcus

Signed:	/s/ Scott Perren	Director
Print:	Scott Perren