Form 10KSB
period 2004-11-30
US BIODEFENSE INC
filed 2005-04-15
CIK 1122130

 UNITED STATES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-31431

US BIODEFENSE, INC.
(Name of small business issuer in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

13674 E. Valley Blvd. City of Industry, CA	91746
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (626) 961-8039

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was $29,167.

The Company's common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol "UBDE."  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 15, 2005 was $507,758.49.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2004 was 10,101,349.

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, US Biodefense, Inc.'s actual results may differ materially from those indicated by the forward-looking statements.

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

On May 1, 2004 we entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000.  The agreement has a term of one year and may be extended upon agreement by both parties.  Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement.  Either party may cancel the agreement for any reason upon 30 days written notice.  We have been paid in advance the entire balance of the contract.  As of November 30, 2004, we had recorded deferred revenue in the amount of $20,833.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.

We are focused on encouraging the development, manufacture and commercialization of biologic products for the prevention and treatment of human infectious disease.  Our current business strategy focuses on the potential commercialization of biologic products to counter potential bioterrorism threats.

On November 8, 2004, we entered into a Commercial Evaluation License Agreement with the United States Public Health Service within the Department of Health and Human Services.  The Agreement grants us a nonexclusive license to evaluate the suitability for commercial development of cellular and viral inactivation applied for in a Provisional Patent Application Number 60/555,268 filed March 22, 2004.  We paid $3,500 for the six month license and are obligated to confidentiality under the agreement for a period of three years.  Under our current license, we are prohibited from selling any products or processes we may develop.  We will be required to obtain an additional license agreement to do so.  However, we have not developed any products or processes as the result of this license agreement and cannot guarantee that any feasible such products or processes will be developed.  We have not expended any amount on research and development costs in relation to this license.

On February 15, 2005, we entered into a consulting agreement with an independent consultant to assist with the development of its NIH SBIR Grant proposal related to the creation of a Stem Cell Research Center of Excellence.  The consultant will serve as a Scientific Advisor to the Company and will assist with grant writing editing and review of a letter of intent and final proposal for the Stem Cell Center of Excellence.  The agreement has a term of one year, which may be extended upon agreement by both parties.  As compensation for entering into the agreement, the consultant will be paid at the rate of $100 per hour.

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

Employees

We do not have any employees.  Instead, we presently rely on the efforts of our President, David Chin, who devotes an average of 10 hours per week to our operations.  We believe that our operations are currently on a small scale that is manageable by a one individual.  While we believe that the addition of employees is not required over the next 12 months, we may contract independent contracts to assist in the implementation and/or marketing of our business.  These representatives are not intended to be employees of our company.

Reports to Security Holders

Annual Reports

We intend to furnish our shareholders with audited annual financial reports certified by our independent accountants, and may, in our discretion, furnish unaudited quarterly financial reports.

Periodic Reports with the SEC

As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Our limited operating history provides a limited basis for evaluating our future prospects.

We have only begun to generate revenues in the fiscal year 2004.  We have a limited operating history on which to evaluate our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies entering dynamic markets such as the defense contractor industry.  Such risks include, but are not limited to, an evolving and unpredictable business model, dependence on the availability of government contracts, transactions in our principal markets, the acceptance of our services and/or products, our ability to develop marketable technologies and the management of growth.  We cannot assure you that we will be successful in generating revenues on a sustainable basis.  The failure to do so could result in persistent losses and depletion of cash reserves and other material assets.

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

A substantial percentage of our revenue is expected to be derived from U.S. Government customers

We expect to derive a substantial portion of our revenues from the U.S. Government as a prime contractor or a subcontractor.  Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.  Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we may do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year.  The current Iraq conflict may adversely impact our revenues in fiscal year 2005 if U.S. Government funding shifts to direct war fighting efforts, as we may experience delays in new contract awards and funding of current contracts that are not directly related to the conflict.  In addition, obtaining U.S. Government contracts remains a highly competitive process and this may lead to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we otherwise may have been able to recover.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 2005, our board of directors recommended, and David Chin, the holder of the majority of our capital stock, voted in favor of a resolution authorizing our board of directors to implement a forward stock split of our common stock on the basis of three shares for each one share.

A Schedule 14C was filed on or about January 18, 2005 discussing such matter.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "UBDE."  The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) for each quarter of the last two fiscal years:

Quarter Ended	High	Low

November 30, 2004	$ 6.58	$ 6.00
August 31, 2004	$ 7.083	$ 4.333
May 31, 2004	$ 5.00	$ 3.35
February 28, 2004	$ 7.00	$ 3.35

November 30, 2003	$ 5.00	$ 4.00
August 31, 2003	$ 5.00	$ 5.00
May 31, 2003	$ 5.00	$ 1.00
February 28, 2003	$ 1.00	$ 1.00

OTCBB(R) quotations of the Company's Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Shares Available Under Rule 144

As of November 30, 2004, there were 10,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  Of the 10,000,000 restricted shares issued and outstanding, 9,000,000 shares are held by David Chin, an affiliate, as that term is defined in Rule 144(a)(1).

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of November 30, 2004, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc.  We merged with Terzon Corporation and changed our name to Terzon Corporation in 1984.  We subsequently changed our name to Candy Stripers Candy Corporation.  We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country.  We were traded Over-the-Counter Bulletin Board for several years.  In 1986 we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection.  After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc.  On May 13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US Biodefense, Inc.  We are a registered government contractor with the Department of Defense Logistics Agency that is focused on designing ad developing homeland security and biodefense products.

Results of Operations

Revenues

Our revenues totaled $29,167 for the current fiscal year ended November 30, 2004, compared to $0 for the fiscal year ended November 30, 2003.  Revenues for the current fiscal year were attributable solely to the May 1, 2004 agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.  As of November 30, 2004, we had realized revenue in the amount of $29,167 and deferred revenue of $20,833.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.  In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the year ended November 30, 2004 were $58,131, consisting solely of general and administrative expenses, of which $25,000 was paid to a related party.  For the year ended November 30, 2003, we incurred expenses of $110,000, all of which was considered general and administrative paid to a related party.

The related party expenses are attributable to the April 1, 2003 employment agreement with David Chin, an officer and director.  In accordance with this employment agreement, we issued 9,000,000 shares of our common stock valued at $135,000.  We recognized $110,000 as an expense in the year ended November 30, 2003 and the remaining portion of $25,000 was expensed in the year ended November 30, 2004.

On November 8, 2004, we entered into a Commercial Evaluation License Agreement with the United States Public Health Service within the Department of Health and Human Services.  We paid $3,500 for a six month nonexclusive license to evaluate the suitability for commercial development of cellular and viral inactivation.

We expect to continue to use shares of our common stock to pay for future expenses to preserve capital.  Additionally, we expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of such expenses.

Net Loss

Our net loss from operations totaled $28,694 this fiscal year compared to $110,000 in the prior year ended November 30, 2003, a decrease of 74%.  One key factor provided this change: namely, that the compensation paid to an officer, and recorded as a general and administrative expense, was sharply lower from the year ago period.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  As of November 30, 2004, David Chin loaned us a total of $4,313 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of November 30, 2004, the amount owed is $4,313.  We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by a few individuals.  While we believe that the addition of employees is not required over the next 12 months, we intend to hire independent contractors to perform research activities and market any potential products and services we may develop.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-13) form part of the report on the Financial Statements

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

US BIODEFENSE, INC.

I have audited the accompanying balance sheets of US Biodefense, Inc. as of November 30, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Biodefense, Inc. as of November 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E. Randall Gruber, CPA, PC

St. Louis, Missouri

March 31, 2005

US Biodefense, Inc.

Balance Sheet

November 30, 2004 and 2003

ASSETS
	2004	2003
Current assets
Cash and cash equivalents	$33,558	$----
Prepaid services - Related party	----	25,000
Prepaid services	----	12,000
Prepaid expenses	----	----

Total current assets	33,558	37,000

Total assets	33,558	37,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	376	----
Notes payable - Related party	4,313	----
Deferred revenues	20,833	----

Total current liabilities	25,522	----

Total liabilities	25,522	----

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 10,101,349 share issued and outstanding	10,101	10,101
Additional paid in capital	3,793,289	3,793,289
Accumulated deficit	(3,795,354)	(3,766,390)

Total stockholders' equity (deficit)	8,036	37,000

Total liabilities and stockholders' equity (deficit)	$33,558	$37,000

See accompanying notes to financial statements

US Biodefense, Inc.

Statements of Operations

For the years ended November 30, 2004 and 2003

	2004	2003

Revenues	$29,167	$---

General & administrative expenses	33,131	---
General & administrative expenses - related party	25,000	110,000

Total expenses	58,131	110,000

Net loss	$(28,964)	$(110,000)

Weighted average number of shares outstanding	10,101,349	4,156,144

Basic and diluted net loss per common share	$(0.00)	$(0.03)

See accompanying notes to financial statements

US Biodefense, Inc.

Statement of Stockholders' Equity (Deficit)

For the years ended November 30, 2004 and 2003

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2002	101,349	$101	$3,656,289	$(3,656,390)	$---

August 2003, common stock
issued for payroll - Related party	9,000,000	9,000	126,000	---	135,000

August 2003, common stock
issued for prepaid services	1,000,000	1,000	11,000		12,000

Net loss for the year ended
November 30, 2003	---	---	---	(110,000)	(110,000)

Balance, November 30, 2003	10,101,349	10,101	3,793,289	(3,766,390)	37,000

Net loss for the year ended
November 30, 2004	---	---	---	(28,964)	(28,964)

Balance November 30, 2004	10,101,349	$10,101	$3,793,289	$(3,795,354)	$8,036

See accompanying notes to financial statements.

US Biodefense, Inc.

Statement of Cash Flows

For the years ended November 30, 2004 and 2003

	2004	2003

Cash flows from operating activities
Net loss	$(28,964)	$(110,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll - Related party		110,000
Stock issued for prepaid payroll - Related party		25,000
Stock issued for prepaid services		12,000
Changes in operating assets and liabilities:
Prepaid expenses	37,000	(37,000)
Accounts payable	376
Deferred revenues	20,833
Notes payable - Related party	4,313	---

Net cash used by operating activities	33,558	---

Increase (decrease) in cash and cash equivalents	33,558	---

Cash and cash equivalents, beginning of year	---	---

Cash and cash equivalents, end of year	$33,558	$---

Non-cash transactions:

Stock issued for payroll - Related party	$---	$110,000
Stock issued for prepaid payroll - Related party	---	25,000
Stock issued for prepaid services	---	12,000

Number of shares issued for services	---	10,000,000

See accompanying notes to financial statements.

US Biodefense, Inc.

Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Background

US Biodefense, Inc. (the "Company"), a Utah corporation is headquartered in the City of Industry, California.  The Company is a registered government contractor with the Department of Defense Logistics Agency.  The Company is focused on designing ad developing homeland security and biodefense products.

The Company was originally incorporated under the name Teal Eye, Inc. in the state of Utah on June 29, 1983.  The Company then merged with Terzon Corp. and amended its Articles of Incorporation to change the name to Terzon Corp.  On September 7, 1984, the Company amended its articles of incorporation changing its name to Candy Stripers Corporation, Inc.  On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc.  On May 31, 2003, the Company amended its articles of Incorporation and changed its name to US Biodefense, Inc.

Following is a summary of the Company's significant accounting policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the year ended November 30, 2004 of $28,564 and at November 30, 2004, had an accumulated deficit of $3,794,954.  In addition, the Company generates minimal revenue from its operations.  These conditions raise substantial doubt as to the Company's ability to continue as a growing concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the homeland security and biodefense products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

US Biodefense, Inc.

Notes to Financial Statements

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Revenue is recognized when services are performed or products are delivered.  The cost of shipping and handling are charged directly to cost of sales at the time of shipment.  Sales are recorded net of returns, discounts and allowances.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability.  Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.  The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer's financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  For the years ended November 30, 2004 and 2003, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising costs for the years ended November 30, 2004 and 2003.

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes."  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

US Biodefense, Inc.

Notes to Financial Statements

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of November 30, 2004 and 2003, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock- Based Compensation."  Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of the grant of the deemed fair value of the Company's shares over the employee's exercise price.  When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options.  Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized.  Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset's estimated fair value to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidation Financial Statements).  Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply.  The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements.  The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest).  Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both.  A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable

US Biodefense, Inc.

Notes to Financial Statements

interest entities.  FIN-46R replaces FIN-46. that was issued in January, 2003.  FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003.  In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R.  In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004.  The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to Statement 133 Implement- ation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003.  The adoption of this statement had no impact on the Company's financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003.  This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial Statements. The adoption of this statement had no impact on the Company's financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement.  The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans.  However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories.  The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December, 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."  SAB 104 supersedes SAB 11, "Revenue Recognition in Financial Statements."  SAB 104's primary purpose is to rescind accounting

US Biodefense, Inc.

Notes to Financial Statements

guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.  The adoption of SAB 104 did not impact the financial statements.

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments for investments are deemed  to be temporarily impaired.  In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004.  The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position.  Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151".  The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP04-2.  SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged.  The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.

US Biodefense, Inc.

Notes to Financial Statements

Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS No. 153 shall be applied prospectively.  The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued  SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees".  SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005.  The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2 - Notes Payable (Including Related Parties)

As of November 30, 2004, an officer and director of the Company loaned the Company a total of $4,313 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of November 30, 2004, the amount owed is $4,313.

Note 3 - Deferred Revenues (Including Related Parties)

On May 1, 2004, the Company entered into an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News.  Financialnewsusa.com, Inc. is a related party due to a common officer and director.  The term of the agreement is for twelve months.  Financialewsusa.com, Inc. paid a total of $50,000 for these services.  As of November 30, 2004 $20,833 is reflected as revenues received in advance and will be amortized ratably over the service period.

Note 4 - Income Taxes

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended November 30, 2004 is as follows:

US Biodefense, Inc.

Notes to Financial Statements

Federal income tax rate                      34.0%

Effect of net operating loss                34.0%

Effective income tax rate                    0.00%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Net loss carryforward                    $138,564

The Company may offset net operating loss carryforwards against future taxable income through the year 2019.  No tax benefit has been reported in the financial statements as the Company believes that the carry-forward will expire unused.  Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by valuation allowance of the same amount.

Note 5 - Stockholders' Deficit

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock

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

Note 6 - Contracts and Agreements

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

Note 7 -  Subsequent Event

On February 15, 2005, the Company entered into a consulting agreement with a one year term which may be extended upon agreement by both parties.  The consultant will assist with the development of its NIH SBIR Grant proposal related to the creation of a Stem Cell Research Center of Excellence.  The consultant will serve as a Scientific Advisor to the Company and will assist with grant writing editing and review of a letter of intent and final proposal for the Stem Cell Center of Excellence.

As compensation for entering into the agreement, the consultant will be paid at the rate of $100 per hour.

US Biodefense, Inc.

Notes to Financial Statements

Note 8 - Illegal Acts

Section 10A of the Securities Exchange Act of 1934, as amended requires that the independent auditor utilize procedures designed to provide reasonable assurance of detecting illegal acts that would have a direct and material effect on the determination of financial statement amounts, and identify related party transactions that are material to the financial statements or otherwise require disclosure.

Section 402 of the Sarbanes Oxley Act of 2002 makes it unlawful for public companies to directly or indirectly extend or maintain credit, or arrange for the extension of credit to their executive officers or directors.  The scope of the prohibition on personal loans to executive officers and directors is not clear at this time, and there is little legislative history about Section 402 and the SEC has not yet issued any interpretive guidance concerning Section 402.

The Company has reviewed all arrangements with their directors and executive officers to determine if any could fall within the scope of a personal loan.  At various times during the year ended November 30, 2004, the Company advanced loans to its' President.  There were three loans which ranged in amount from $30,000 to $45,000, all were repaid within sixty days, and there were no loans outstanding at November 30, 2004.  The loans were issued to cover the cost of anticipated business expense and were re-paid timely and promptly.  The Company has now established a clear policy that prohibits directors and executive officers from using advances, and other business loans for personal purposes.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 2005, our Board of Directors approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants.  None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP's report on our financial statements as of and for the year ended November 30, 2003 contained a separate paragraph, stating that:

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

During our two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no "reportable events" as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission's Regulation S-K.

While auditing our financial statements for the year ended November 30, 2004, Beckstead and Watts, LLP notified our management of certain transactions, which may have been made in violation of Section 402 (a) of the Sarbanes-Oxley Act of 2002.  Beckstead and Watts, LLP discussed a possible expansion of audit procedures.  In relation to such expanded audit procedures, Beckstead and Watts, LLP proposed a substantial increase in audit fees.

As of March 18, 2005, we subsequently engaged E. Randall Gruber, CPA as our independent accountant for the fiscal year ending November 30, 2004.  During the most recent two fiscal years through March 18, 2005 (the date of engagement), neither we nor anyone engaged on our behalf has consulted with E. Randall Gruber, CPA regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K).

A Form 8-K has been filed with the Commission regarding this matter.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Section 10A of the Securities Exchange Act of 1934, as amended requires that the independent auditor utilize procedures designed to provide reasonable assurance of detecting illegal acts that would have a direct and material effect on the determination of financial statement amounts, and identify related party transactions that are material to the financial statements or otherwise require disclosure.

Section 402 of the Sarbanes Oxley Act of 2002 makes it unlawful for public companies to directly or indirectly extend or maintain credit, or arrange for the extension of credit to their executive officers or directors.  The scope of the prohibition on personal loans to executive officers and directors is not clear at this time, and there is little legislative history about Section 402 and the SEC has not yet issued any interpretive guidance concerning Section 402.

We have reviewed all arrangements with their directors and executive officers to determine if any could fall within the scope of a personal loan.  At various times during the year ended November 30, 2004, we advanced loans to our President.  There were three loans which ranged in amount from $30,000 to $45,000.  All three loans were repaid within 60 days of issuance.  As of November 30, 2004 there were no loans outstanding.  The loans were issued to cover the cost of anticipated business expense and were re-paid timely and promptly.  We have now established a clear policy that prohibits directors and executive officers from using advances, and other business loans for personal purposes.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

David Chin	35	President, CEO and Director	November 2004-2005	1 year

Marcia Marcus	56	Secretary and Director	November 2004-2005	1 year

Scott Perren	31	Treasurer, Director, CFO	November 2004-2005	1 year

Footnotes:

(1)

Directors hold office until the next annual stockholders' meeting to be held in 2005 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

David Chin attended the University of Irvine from 1988 to 1993, studying general education, management and business.  Since 1996 Mr. Chin has successful built a start up company involved with vocation training with $100,000 dollars in revenue in 1996 to $2 million in 2002.  Currently Mr. Chin serves as Director, Chairman, President, and CEO of Camino Real Career School and Financialnewsusa.com.

David Chin's Business Experience:

2002 - Present:  President of Financialnewsusa.com Inc., 13674 E. Valley Blvd, City of Industry, CA 91746

1996 - Present:  President and Founder of Camino Real Career School, 13674 E. Valley Blvd., La Puente, CA 91746.

Marcia Marcus was formerly employed by Care America, an insurance company.  She was the administrative person responsible for the internal control of documentation and compliance with regulation.  She has extensive knowledge with administrative systems and setting up a support team for management.  She will be assisting and coordinating with the directors and officers in their day to day activities.

Scott Perren is currently employed as a Certified Public Accountant at the firm of at Barkin, Perren, Schwager & Dolan, LLP in Woodland Hills, California and has been practicing public accounting for over ten years.  He graduated from California State University, Northridge with Bachelors in Accounting.  Mr. Perren has hands on experience providing accounting and business management to many diversified high net worth individuals and corporations among various industries.  Mr. Perren provides stringent financial control experience to U.S. Biodefense, Inc. and is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Volunteer Development Committee, Southern California Multiple Sclerosis Society.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended November 30, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

David Chin	2004	0	25,000	0	0	0	0	0
President	2003	60,000	110,000	0	0	0	0	0

Marcia Marcus	2004	0	0	0	0	0	0	0
Secretary

Scott Perren	2004	0	0	0	0	0	0	0
Treasurer

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

We entered into an employment agreement with David Chin in April 2003, which was amended on January 1, 2004.  Mr. Chin is engaged to serve as our President until April 30, 2004.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of November 30, 2004 certain information regarding the beneficial ownership of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common Stock	David Chin, President	9,097,373	90.1%
	13674 East Valley Boulevard
	City of Industry, California 91746

	Officers and Directors (1)	9,097,373	90.1%

Common Stock	Erin Rahe	1,000,000	9.9%
	1461 Stanford Court
	Santa Ana, California 92705

	Beneficial Owners (1)	1,000,000	9.9%

Footnotes:

(1)

The address of officers and directors in the table is c/o US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746.

(2)

Erin Rahe is an independent contractor that may be reached at the offices of US Biodefense.

Change in Control

No arrangements exist that may result in a change of control of UBDF.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2003, we entered into an employment agreement with David Chin, an officer and director.  His compensation is $60,000 annually.  For the first year's compensation, we issued the individual 9,000,000 shares of common stock for $135,000 on August 6, 2003.

On June 10, 2003, we entered into a consulting agreement with Erin Rahe.  The agreement has a term of one year and may be extended upon agreement by both parties.  The compensation for the agreement was paid with the issuance of 1,000,000 shares of common stock on August 6, 2003.

On May 1, 2004, we entered into an agreement with Financialnewsusa.com, Inc., to develop content for our Biodefense Industry News.  Financialnewsusa.com, Inc. is a related party due to a common officer and director.  The term of the agreement is for twelve months.  Financialewsusa.com, Inc. paid a total of $50,000 for these services.  As of November 30, 2004 $20,833 is reflected as revenues received in advance and will be amortized ratably over the service period.

As of November 30, 2004, David Chin loaned us a total of $4,313 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of November 30, 2004, the amount owed is $4,313.

For the year ended November 30, 2004, we advanced three loans to our President, which varied in amount from $30,000 to $45,000, all were repaid within 60 days if issuance and there were no loans outstanding at November 30, 2004.  The loans were issued to cover the cost of anticipated business expense and were re-paid timely and promptly.  We have now established a clear policy that prohibits directors and executive officers from using advances, and other business loans for personal purposes.

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

31	Rule 13a-14(a)/15d-14(a) Certifications
a. David Chin
b. Scott Perren

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
a. David Chin
b. Scott Perren

FORM 8-K
Date Filed	Item(s) Reported

12/06/2004	Items 1.07, 7.01 and 9.01

03/18/2005	Items 4.01 and 9.01
Amendments to this 8-K were filed on 04/01/2005 and 04/05/2005

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended November 30, 2004 and November 30, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2004	2003

Audit fees	$ 7,000.00	$ 7,000.00
Audit-related fees	$ 0	$ 0
Tax fees	$ 0	$ 0
All other fees	$ 0	$ 0

Total fees	$ 7,000.00	$ 7,000.00

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Biodefense, Inc.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	April 15, 2005
David Chin	President

/s/Scott Perren	Treasurer and	April 15, 2005
Scott Perren	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Expert Systems, Inc.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	April 15, 2005
David Chin	President

/s/Marcia Marcus	Secretary	April 15, 2005
Marcia Marcus

/s/Scott Perren	Treasurer and	April 15, 2005
Scott Perren	Chief Financial Officer