Form 10QSB
period 2005-02-28
US BIODEFENSE INC
filed 2005-04-28
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2005
Or
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

US Biodefense, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on April 15, 2005, and subsequent amendments made thereto.

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.

Balance Sheet

February 28, 2005 and February 29, 2004

(Unaudited)

ASSETS
	2005	2004
Current assets
Cash and cash equivalents	$49,325	$----
Prepaid services - Related party	----	10,000
Prepaid services	----	12,000
Prepaid expenses	400	----

Total current assets	49,725	22,000

Total assets	49,725	22,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	5,100	99
Notes payable - Related party	4,313	3,500
Deferred revenues	8,333	----

Total current liabilities	17,746	3,599

Total liabilities	17,746	3,599

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 10,101,349 share issued and outstanding	10,101	10,101
Additional paid in capital	3,793,289	3,793,289
Accumulated deficit	(3,771,411)	(3,784,989)

Total stockholders’ equity (deficit)	31,979	18,491

Total liabilities and stockholders’ equity (deficit)	$49,725	$22,000

See accompanying note to financial statements

US Biodefense, Inc.

Statements of Operations

For the three months ended February 28, 2005 and February 29, 2004

(Unaudited)

	2005	2004

Revenues	$62,500	$---

General & administrative expenses	38,557	3,599
General & administrative expenses - Related party	---	15,000

Total expenses	38,557	(18,599)

Net loss	$23,943	$(18,599)

Weighted average number of shares outstanding	10,101,349	10,101,349

Basic and diluted net loss per common share	$(0.00)	$(0.00)

See accompanying note to financial statements

US Biodefense, Inc.

Statement of Cash Flows

For the three months ended February 28, 2005 and February 29, 2004

(Unaudited)

	2005	2004

Cash flows from operating activities
Net income (loss)	$23,943	$(18,599)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll - Related party
Stock issued for prepaid payroll - Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	(400)	15,000
Accounts payable	4,724	99
Deferred revenues	(12,500)	---
Notes payable - Related party	---	3,500

Net cash used by operating activities	15,767	---

Increase in cash and cash equivalents	15,767	---

Cash and cash equivalents, beginning of year	33,558	---

Cash and cash equivalents, end of year	$49,325	$---

See accompanying note to financial statements

US Biodefense, Inc.

Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Background

US Biodefense , Inc. (the "Company"), a Utah corporation is headquartered in the City of
Industry, California. The Company is a registered government contractor with the Department of Defense Logistics Agency. The Company is focused on designing and developing homeland security and biodefense products.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,771,411 at February 28, 2005. In addition, the Company generate minimal revenue from its operations.
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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended February 28, 2005 and February 29, 2004, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the three month periods ended February 28, 2005 or February 29, 2004.

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

US Biodefense, Inc.

Notes to Financial Statements

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28
2005 and February 29, 2004, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Note 2 - Notes Payable (Including Related Parties)

As of February 28, 2005, an officer and director of the Company loaned the Company a total of
$4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of February 28, 2005, the amount owed is $4,313.

Note 3 - Deferred Revenues (Including Related Parties)

On May 1, 2004, the Company entered into an agreement with Financialnewsusa.com, Inc., to develop content for its'
Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common officer and director.
The term of the agreement is for twelve months. Financialewsusa.com, Inc. paid a total of $50,000 for these services. As of February 28, 2005 $8,333 is reflected as revenues received in advance and will be amortized ratably over the service period.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about US Biodefense, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UBDE’s actual results may differ materially from those indicated by the forward-looking statements.

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

Results of Operations

Revenues

Our revenues totaled $62,500 for the first quarter ended February 28, 2005, compared to $0 for the three months ended February 28, 2005.  Revenues for the current fiscal year were attributable solely to the May 1, 2004 agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.  As of February 28, 2005, we had realized revenue in the amount of $62,500 and deferred revenue of $8,833.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.  In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the three months ended February 28, 2005 were $38,557, consisting solely of general and administrative expenses.  For the three months ended February 29, 2004, we incurred expenses of $18,599, all of which was considered general and administrative, and $15,000 paid to a related party.

The related party expenses are attributable to the April 1, 2003 employment agreement with David Chin, an officer and director.  In accordance with this employment agreement, we issued 9,000,000 shares of our common stock valued at $135,000.  We recognized $15,000 as an expense in the three months ended February 29, 2004.  The entire balance was expensed in the year ended November 30, 2004, therefore, no expense was recognized in the current quarter ended February 28, 2005.

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

Net Income (Loss)

We realized $23,943 in net income for the most recent quarter ended February 28, 2005.  In comparison, we incurred a net loss from operations in the amount of $18,599 in the year ago three month period.  The key factor providing this change: namely, we recognized revenues in the current period, as opposed to not generating any revenues in the three months ended February 29, 2004.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  As of February 28, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of February 28, 2005, the amount owed is $4,313.  We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 2005, we held a special meeting of shareholders that was called to order by the holders of a majority of our voting securities.  At such meeting, 9,097,373 shares (90% of the issued and outstanding voting common stock of our company) voted to authorize our board of directors to implement a forward stock split of our common stock on the basis of three shares for each one share.  There were 1,003,976 absentee shares.  All shares present at such meeting voted in favor of the stock split.

Item 6. Exhibits and Reports on Form 8-K

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

31	Rule 13a-14(a)/15d-14(a) Certifications
a. David Chin
b. Marcia Marcus
c. Scott Perren

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Date of Form 8-K	Item(s) Reported

12/06/2004	Items 1.01, 7.01, and 9.01

03/18/2005	Items 4.01 and 9.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.
(Registrant)

April 27, 2005

Signed:	/s/ David Chin	Director
Print:	David Chin

Signed:	/s/ Marcia Marcus	Director
Print:	Marcia Marcus

Signed:	/s/ Scott Perren	Director
Print:	Scott Perren