Form 10QSB
period 2005-05-31
US BIODEFENSE INC
filed 2005-07-18
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2005
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

US Biodefense, Inc.

Balance Sheet

May 31, 2005 and May 31, 2004

(Unaudited)

ASSETS
	2005	2004
Current assets
Cash and cash equivalents	$64,014	$47,588
Prepaid services - Related party	----	----
Prepaid services	----	----
Prepaid expenses	----	400

Total current assets	64,014	47,988

Total assets	64,014	47,988

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	----	594
Notes payable - Related party	4,312	3,500
Deferred revenues	41,667	45,833

Total current liabilities	45,979	49,927

Total liabilities	45,979	49,927

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 10,101,349 share issued and outstanding	10,101	10,101
Additional paid in capital	3,793,289	3,793,289
Accumulated deficit	(3,785,355)	(3,805,329)

Total stockholders' equity (deficit)	18,035	(1,939)

Total liabilities and stockholders' equity (deficit)	$64,014	$47,988

See accompanying note to financial statements

US Biodefense, Inc.

Statements of Operations

For the three and six month periods ended May 31, 2005 and May 31, 2004

(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2005	2004	2005	2004

Revenues	$16,667	$4,167	$79,167	$4,167

General & administrative expenses	30,211	14,507	69,168	18,106
General & administrative expenses -
Related party	---	10,000	---	25,000

Total expenses	30,211	24,507	69,168	43,106

Net income (loss)	$(13,544)	$(20,340)	$9,999	$(38,939)

Weighted average number of shares
outstanding - basic and fully diluted	10,101,349	10,101,349	10,101,349	10,101,349

Basic and diluted net income (loss)
per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

See accompanying note to financial statements

US Biodefense, Inc.

Statement of Cash Flows

For the six months ended May 31, 2005 and May 31, 2004

(Unaudited)

	2005	2004

Cash flows from operating activities
Net income (loss)	$9,999	$(38,939)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll - Related party
Stock issued for prepaid payroll - Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	---	36,600
Accounts payable	(377)	594
Deferred revenues	20,834	45,833
Notes payable - Related party	---	---

Net cash used by operating activities	30,456	44,088

Cash flows from financing activities
Proceeds from notes payable - Related party	---	3,500

	---	3,500

Increase in cash and cash equivalents	30,456	47,588

Cash and cash equivalents, beginning of year	33,558	---

Cash and cash equivalents, end of year	$64,014	$47,588

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

Basis of Presentation

The interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2004 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,785,355 at May 31, 2005. In addition, the Company generate minimal revenue from its operations.
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

US Biodefense, Inc.

Notes to Financial Statements

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

US Biodefense, Inc.

Notes to Financial Statements

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended May 31, 2005 and May 31,
2004, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the six month periods ended May 31, 2005 or May 31, 2004.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31,
2005 and May 31, 2004, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

US Biodefense, Inc.

Notes to Financial Statements

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

Note 2 - Notes Payable (Including Related Parties)

As of February 28, 2005, an officer and director of the Company loaned the Company a total of
$4,312 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of May 31, 2005, the amount owed is $4,312.

Note 3 - Deferred Revenues (Including Related Parties)

On May 1, 2005, the Company renewed an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News. Financialnewsusa.com, Inc. is a
related party due to a common officer and director. The term of the agreement is for twelve months.
Financialewsusa.com, Inc. paid a total of $50,000 for these services. As of May 31, 2005
$41,667 is reflected as revenues received in advance and will be amortized ratably over the service period.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about US Biodefense, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UBDE's actual results may differ materially from those indicated by the forward-looking statements.

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

Results of Operations

Revenues

Our revenues totaled $16,667 for the second quarter ended May 31, 2005, compared to $4,167 for the three months ended May 31, 2004.  Revenues for the current fiscal year were attributable solely to the May 1, 2005 renewal of the agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.  As of May 31, 2005, we had realized revenue in the amount of $8,333 and deferred revenue of $41,667.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.  In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the three months ended May 31, 2005 were $30,211, consisting solely of general and administrative expenses.  For the three months ended May 31, 2004, we incurred expenses of $24,507, all of which was considered general and administrative, and $10,000 paid to a related party.

The related party expenses are attributable to the April 1, 2003 employment agreement with David Chin, an officer and director.  In accordance with this employment agreement, we issued 9,000,000 shares of our common stock valued at $135,000.  We recognized $15,000 as an expense in the three months ended February 29, 2004.  The entire balance was expensed in the year ended November 30, 2004, therefore, no expense was recognized in the current quarter ended May 31, 2005.

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

Net Income (Loss)

We incurred a net loss of $13,544 for the most recent quarter ended May 31, 2005.  In comparison, we incurred a net loss from operations in the amount of $20,340 in the year ago three month period.  The key factor providing this change: namely, we were able to realize greater revenues in the current period as opposed to a year ago.  All revenues were earned from a related party.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  As of May 31, 2005, David Chin loaned us a total of $4,312 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of May 31, 2005, the amount owed is $4,312.  We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

PART II - OTHER INFORMATION

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

31	Rule 13a-14(a)/15d-14(a) Certifications
a. David Chin
b. Marcia Marcus
c. Scott Perren

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Date of Form 8-K	Item(s) Reported

03/18/2005	Items 4.01 and 9.01
(Amendments filed April 1, 2005 and April 5, 2005)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.
(Registrant)

July 15, 2005

Signed:	/s/ David Chin	Director
Print:	David Chin

Signed:	/s/ Marcia Marcus	Director
Print:	Marcia Marcus

Signed:	/s/ Scott Perren	Director
Print:	Scott Perren