Form 10QSB
period 2005-08-31
US BIODEFENSE INC
filed 2005-10-21
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2005
Or
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

US Biodefense, Inc.

Balance Sheet

August 31, 2005 and August 31, 2004

(Unaudited)

ASSETS
	2005	2004
Current assets
Cash and cash equivalents	$10,797	$45,108
Investments	9,000	---
Prepaid services - Related party	----	----
Prepaid services	----	----
Prepaid expenses	----	400

Total current assets	19,797	45,508

Total assets	19,797	45,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	----	4,808
Notes payable - Related party	5,313	3,894
Deferred revenues	16,667	33,333

Total current liabilities	21,980	42,035

Total liabilities	21,980	42,035

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 10,101,349 share issued and outstanding	10,101	10,101
Additional paid in capital	3,793,289	3,793,289
Accumulated deficit	(3,805,573)	(3,799,917)

Total stockholders' equity (deficit)	(2,183)	3,473

Total liabilities and stockholders' equity (deficit)	$19,797	$45,508

See accompanying note to financial statements

US Biodefense, Inc.

Statements of Operations

For the three and nine month periods ended August 31, 2005 2004

(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2005	2004	2005	2004

Revenues	$25,000	$12,500	$104,167	$16,667

General & administrative expenses	42,217	7,088	111,385	25,194
General & administrative expenses -
Related party	3,000	---	3,000	25,000

Total expenses	45,217	7,088	114,385	50,194

Net income (loss)	$(20,217)	$5,412	$(10,218)	$(33,527)

Weighted average number of shares
outstanding - basic and fully diluted	10,101,349	10,101,349	10,101,349	10,101,349

Basic and diluted net income (loss)
per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

See accompanying note to financial statements

US Biodefense, Inc.

Statement of Cash Flows

For the nine months ended August 31, 2005 and August 31, 2004

(Unaudited)

	2005	2004

Cash flows from operating activities
Net income (loss)	$(10,218)	$(33,527)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll - Related party
Stock issued for prepaid payroll - Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	---	36,600
Accounts payable	(377)	4,808
Deferred revenues	(4,166)	33,333
Notes payable - Related party	---	---

Net cash used by operating activities	(14,761)	41,214

Cash flows from investing activities
Purchase of investment	(9,000)	---

Cash flows from financing activities
Proceeds from notes payable - Related party	1,000	3,894

	---	3,894

Increase in cash and cash equivalents	(22,761)	45,108

Cash and cash equivalents, beginning of year	33,558	---

Cash and cash equivalents, end of year	$10,797	$45,108

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,805,573 at August 31, 2005.  In addition, the Company generates minimal revenue from its operations.  These conditions raise substantial doubt as to the Company's ability to continue as a growing concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

US Biodefense, Inc.

Notes to Financial Statements

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  For the six months ended August 31, 2005 and August 31, 2004, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred.  There were no advertising costs for the six month periods ended August  31, 2005 or August 31, 2004.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation."  Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of the grant of the deemed fair value of the Company's shares over the employee's exercise price.  When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options.  Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized.  Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

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

Note 2 - Notes Payable (Including Related Parties)

As of August 31, 2005, an officer and director of the Company loaned the Company a total of $5,312 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of August 31, 2005, the amount owed is $5,312.

Note 3 - Deferred Revenues (Including Related Parties)

On May 1, 2005, the Company renewed an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News.  Financialnewsusa.com, Inc. is a related party due to a common officer and director.  The term of the agreement is for twelve months. Financialewsusa.com, Inc. paid a total of $50,000 for these services.  As of August 31, 2005 $16,667 is reflected as revenues received in advance and will be amortized ratably over the service period.

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

Results of Operations

Revenues

Our revenues totaled $25,000 for the third quarter ended August 31, 2005, compared to $12,500 for the three months ended August 31, 2004.  Revenues for the current fiscal year were attributable solely to the May 1, 2005 renewal of the agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.  As of August 31, 2005, we had realized revenue in the amount of $16,667 and deferred revenue of $33,334.  We cannot guarantee that we will be able to attract future customers and continue to generate sales.  In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the three months ended August 31, 2005 were $45,217, consisting solely of general and administrative expenses.  For the three months ended August 31, 2004, we incurred expenses of $7,088, all of which was considered general and administrative, and $3,000 paid to a related party.

The related party expenses are attributable to the April 1, 2003 employment agreement with David Chin, an officer and director.  In accordance with this employment agreement, we issued 9,000,000 shares of our common stock valued at $135,000.  We recognized $15,000 as an expense in the three months ended February 29, 2004.  The entire balance was expensed in the year ended November 30, 2004, therefore, no expense was recognized in the current quarter ended August 31, 2005.

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

Net Income (Loss)

We incurred a net loss of $20,217 for the most recent quarter ended August 31, 2005.  In comparison, we realized net income from operations in the amount of $5,412 in the year ago three month period.  The key factor providing this change: namely, we incurred significantly greater expenditures in the current period as opposed to a year ago.  All revenues were earned from a related party.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  As of August 31, 2005, David Chin loaned us a total of $5,312 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of August 31, 2005, the amount owed is $5,312.  We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

October 21, 2005

Signed:	/s/ David Chin	Director
Print:	David Chin

Signed:	/s/ Marcia Marcus	Director
Print:	Marcia Marcus

Signed:	/s/ Scott Perren	Director
Print:	Scott Perren