Form 10KSB
period 2005-12-31
US BIODEFENSE INC
filed 2006-02-24
CIK 1122130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-31431

US BIODEFENSE, INC.
(Name of small business issuer in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

13674 E. Valley Blvd. City of Industry, CA	91746
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (626) 961-8039

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenue for its most recent fiscal year was $159,166.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “UBDE.” The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 22, 2005 was $34,591.20.

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2005 was 30,304,047.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, US Biodefense, Inc.’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

On February 23, 2005, we entered into an Option Agreement with UCL Biomedica Plc to license patent rights applications related to the development of artificial liver and therapeutic re-population in patients with liver disease in exchange for £13,245.53. This option agreement gave us a non-exclusive license for European Patent Application No. 02743434.9 and U.S. patent application 10/483,190 entitled “Liver cell progenitor and use for the treatment of liver disease” and related foreign applications with UCL BioMedica Plc., a wholly owned subsidiary of University College London. Our goal was to evaluate the hepatic stem cell sorting and enrichment technology, which can be applied to gene therapy and liver re-population technology and will release more detailed information about the Hepatic Stem Cell technology and potential applications, including gene therapy and re-population in patients with liver disease.

On February 28, 2005, we launched T2X.us, a High Tech Transfer Search Engine, which is developing a search engine identifying intellectual property modeling the functionality of general portal search engines like Google (NasdaqNM:GOOG - News), Yahoo (NasdaqNM:YHOO - News), and LookSmart (NasdaqNM:LOOK - News). U.S. BioDefense staff currently uses the search engine to accelerate the identification of stem cell and biodefense intellectual property acquisition programs. Programmers are now updating the T2X search engine for more robustness in preparation for a commercial version launch. T2X is a search engine facilitating innovation exchange connecting VC’s, small business, and public companies seeking technologies with universities, government agencies and scientists. T2X is an online Technology Transfer Exchange where commercial members can identify technology that is available for licensing or partnering from universities, research labs and scientists.

On May 10, 2005, we entered into an agreement with the University of Texas MD Anderson Cancer Center for the priority option to review and license the patent pending technology entitled “Use of Non-marrow Stem Cell for Cardiac Regeneration.” We paid a fee of $30,000 for the non-exclusive right to review this patent. In the last 60 years, M. D. Anderson has built a reputation for excellence in cancer patient care, research, education and prevention.

On June 20, 2005 we entered into a 24-month patent listing and technology transfer alliance agreement with Diamond I Inc. (OTC BB:DMOI.OB - News), a developer of wireless handheld gaming products. As consideration, we received 5,000,000 shares of the common stock of Diamond I. Under the agreement, U.S. BioDefense will market the intellectual property on its technology transfer exchange web site www.T2X.us. We will focus on assisting Diamond I in generating new revenue channels from potential licensees in order to rapidly bring to market its patent pending biometric security technology. Sellers such as scientists, government agencies, corporations and Universities with technology they wish to out-license provide either an online listing or non-confidential descriptions of their technologies. Each day, buyers can search information online or be matched with confidential opportunities with interests and send complete information to all parties. The site is aggregated so users can freely access VA, SBA, EPA, FEMA, NTTC, and NASA’s collection of technologies.

On July 6, 2005 we entered into a six month option to license world patent application WO 03/054202 A1 and U.S. patient application 5,958,767 entitled “Generation of Human Neural Crest Stem Cell Line and Its Utilization in Human Transplantation” and related applications with the University of British Columbia. This technology was developed by Dr. Seung Kim in the Department of Neurology at UBC. In exchange we paid an option fee of $5,000 to UBC and will evaluate the neural crest stem cell line and its utilization in human transplantation, which can be used to treat brain and spinal cord repair, and will release more detailed information about the neural crest stem cell technology and potential applications, including gene therapy.

On October 15, 2005, we entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $40,000. The agreement has a term of six months and may be extended upon agreement by both parties. Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement. Either party may cancel the agreement for any reason upon 30 days written notice. We have been paid $20,000 upon execution of the agreement, with the balance of the contract due in January of 2006. We cannot guarantee that we will be able to attract future customers and continue to generate sales.

Business of Issuer

Principal Products and Principal Markets

We plan to evaluate the economic potential of new biological technologies as we discover them. We are not in the business of researching and developing such technologies ourselves. US Biodefense plans to license intellectual property from researchers or organizations to evaluate its commercial feasibility. We plan to develop relationships with universities and private entities to utilize research facilities and manpower to appraise the marketability of the technologies. In the event a technology is found to have viable commercial applications, we will seek third-parties to manufacture items for sale to government and corporate customers. We will rely on marketing, distribution and co-promotion agreements for the dissemination of the items produced.

Our current focus is on evaluating potential commercial applications for cellular and viral inactivation in accordance with the commercial evaluation license agreement we entered into with the United States Public Health Service. The license pertains to a method of rendering viruses, parasites and tumor cells inactive. Once inactivated, these agents can be used as vaccines against diseases caused by their harmful counterparts without the threat of infection.

Vaccination against pathogens has been one of the major accomplishments of medicine in terms of increasing quality and length of life. While effective vaccines have been developed for a large number of diseases, development of safe and effective vaccines for other diseases remain problematic. The use of inactivated microbial agents, which are essentially microbes that are no longer living organisms, as a vaccine, although generally safe, will not always be effective if the characteristics that would provide immunity from the agents are altered. In most cases, the preferential degradation of certain properties of the inactivated microorganism might produce a weak or poorly targeted immune response that permits a less than ideal response when the host is later challenged with the live microorganism. On the other hand, while the exposure to live attenuated microbial agents as vaccines will often provide improved immunity, use of such live agents increases the risk that the vaccine itself will be infectious. Thus, there is generally a trade-off between improved effectiveness and a greater degree of safety when selecting between the viral inactivation and viral attenuation techniques in the preparation of vaccines.

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

Competitive Business Conditions and the Issuer’s Competitive Position

Our business is highly competitive. We have a large number of competitors, all of which have been established longer and have substantially greater financial resources and larger technical staffs. We also compete with specialized entities that are able to concentrate their resources on particular areas. We may also compete with the U.S. Government’s own in-house capabilities and federal non-profit contract research centers.

We compete on the basis of technical expertise, management and marketing abilities and price. Our continued success is dependent upon our ability to hire and retain highly qualified scientists, engineers, technicians, management and professional personnel who will provide superior service and performance on a cost-effective basis.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

On February 23, 2005, we entered into a 90 day Option Agreement with UCL Biomedica Plc to license patent rights applications related to the development of artificial liver and therapeutic re-population in patients with liver disease in exchange for £13,245.53. This option agreement gave us a non-exclusive license for European Patent Application No. 02743434.9 and U.S. patent application 10/483,190 entitled “Liver cell progenitor and use for the treatment of liver disease” and related foreign applications with UCL BioMedica Plc., a wholly owned subsidiary of University College London.

On May 10, 2005, we entered into an agreement with the University of Texas MD Anderson Cancer Center for the priority option to review and license the patent pending technology entitled “Use of Non-marrow Stem Cell for Cardiac Regeneration.” We paid a fee of $30,000 for the non-exclusive right to review this patent. In the last 60 years, M. D. Anderson has built a reputation for excellence in cancer patient care, research, education and prevention.

On July 6, 2005 we entered into a six month option to license world patent application WO 03/054202 A1 and U.S. patient application 5,958,767 entitled “Generation of Human Neural Crest Stem Cell Line and Its Utilization in Human Transplantation” and related applications with the University of British Columbia. This technology was developed by Dr. Seung Kim in the Department of Neurology at UBC. In exchange we paid an option fee of $5,000 to UBC and will evaluate the neural crest stem cell line and its utilization in human transplantation, which can be used to treat brain and spinal cord repair, and will release more detailed information about the neural crest stem cell technology and potential applications, including gene therapy.

Need for Government Approval

As part of our strategy, we will be dependent upon contracts from U.S. government agencies. All U.S.

government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. If a contract is terminated for convenience, we will be generally reimbursed for our allowable costs, as determined by the government through the date of termination and will be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Contract and program modifications, curtailments or terminations may have a material adverse effect on our operations.

In addition, the U.S. government may terminate a contract for default. A termination could have a significant adverse impact on our business and reputation. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

Effect of existing or probable government regulations

The terrorist attacks of September through November 2001 in the United States changed political and budgetary attitudes towards bioterrorism threats. We believe that the U.S. government has recognized that it must provide incentives for private industry to develop and manufacture biodefense products. On October 1, 2003, Congress passed the Department of Homeland Security Appropriations Act, 2004 which includes $5.6 billion over a 10-year period for the purchase of medical countermeasures against bioterrorist attacks. The HSAA allows up to $885 million of this to be spent in fiscal year 2004 and a maximum of $3.4 billion through fiscal year 2008. These purchases are expected to commence in the government’s 2004 fiscal year, which began on October 1, 2003.

In January 2003, President Bush announced Project BioShield with the intention of accelerating the availability of effective countermeasures against bioterrorism. If passed, Project BioShield would increase the NIH’s authorities and flexibility to facilitate the development of new products for biodefense, establish a U.S. Food and Drug Administration (“FDA”) emergency use authorization and provide an efficient mechanism for biodefense vaccine purchase. In July 2003, the U.S. House of Representatives passed the Project BioShield legislation by a vote of 421-to-2. The legislation is pending approval in the U.S. Senate.

The technology we are evaluating, if deemed commercially viable, will be subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act, and by state and local governments, as well as regulatory and other authorities in foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern coverage and the prices charged for products under their respective national social security systems. The potential resultant products we seek to bring to market will be considered biological drug products. Biologics are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. This process is lengthy and we will not be able generate revenues in the event any potential biologic application is denied.

Amount spent during each of the last two fiscal years on research and development

We do not conduct research and development activities in-house. We contract with third-party laboratories and research facilities to conduct a significantly all of our research and development activities. As a result, we have incurred a total of $98,796 in research and development related expenses over the past two fiscal years.

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

Reports to Security Holders

Annual Reports

We intend to furnish our shareholders with audited annual financial reports certified by our independent registered public accountants, and may, in our discretion, furnish unaudited quarterly financial reports.

Periodic Reports with the SEC

We are a reporting issuer with the Securities and Exchange Commission. We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

Availability of Filings

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

We may not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources. To date, we have funded our operations from the sale of equity securities and have generated limited cash from operations. Unless we begin to generate sufficient recurring revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. No alternative sources of funds are available to us in the event we are unable to locate adequate capital.

Our independent registered public accountants have qualified their report to express substantial doubt about our company’s ability to continue as a going concern.

As of the date of this annual report, we have an accumulated deficit in the amount of $3,785,355. Taking this fact into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, you may face a complete loss of your investment.

We do not have any facilities appropriate for clinical testing, we lack significant manufacturing experience and we have very limited sales and marketing personnel. We are currently dependent upon our acquiring licenses or others for several of these functions and will likely remain dependent upon others for these functions.

We do not have a manufacturing facility that can be used for production of our products. In addition, at this time, we have very limited sales and marketing personnel. We are currently dependent upon our licensees or others for several of these functions and in the course of our development program, we will likely be required to enter into additional arrangements with other companies or universities or clinical investigators for our animal testing, human clinical testing, manufacturing, and sales and marketing activities. If our licensees breach their obligations under our license agreements to perform these functions or we are otherwise unable to retain third parties for these purposes on acceptable terms, we may be unable to successfully develop, manufacture and market our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development, manufacture, sale and marketing of our products also may adversely affect our profit margins.

We intend to continue to license our vaccine candidates from third parties and there is no guarantee that any candidate will be economically viable.

We currently license for commercial evaluation a viral and cellular inactivation technology and intend to continue to license further biotechnology from third-parties. We do not conduct our own research and development activities. The technology we license and any future technology we may license are unproven and may be unsuitable for commercial use. In the event we are unable to commercialize any licensed technology, we will be unable to generate revenues. Furthermore, there is no guarantee that, if the licensed technology is deemed commercially viable, we will be able to obtain sales and marketing agreements, in which case we will be unable to generate revenues.

Product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Our success depends on our ability to identify commercial applications, successfully develop and obtain regulatory approval to market new biopharmaceutical products. We expect that a significant portion of the technology that we will evaluate will involve new and unproven technologies. Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including the:

1.	lack of adequate quality or sufficient prevention benefit, or unacceptable safety during pre-clinical studies or clinical trials;

2.	failure to receive necessary regulatory approvals;

3.	existence of proprietary rights of third parties; or

4.	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

We will be significantly dependent upon contracts with the U.S. government. If we are unable to obtain contracts to supply the U.S. government, we may not be able to continue our business.

The process of obtaining U.S. government contracts is lengthy and uncertain and we must compete for each contract. Moreover, the award of one government contract does not necessarily secure the award of future contracts covering the same vaccine. We cannot be certain that we will be awarded any future contracts with the U.S. government. We currently have no products to sell. However, upon commencement of our operations, of which we cannot assure you, if we are unable to obtain contract awards to supply our products to the U.S. government, our business will be harmed and it is unlikely that we will be able to ultimately commercialize any particular vaccine.

If we are unable to commercialize vaccine candidates, we will be unable to generate revenues.

The determination of when and whether a product is ready for large scale purchase and potential use will be made by the government through consultation with a number of governmental agencies, including the Food and Drug Administration, the National Institute of Health, the Centers for Disease Control and the Department of Homeland Security. President Bush has proposed, and Congress is considering, measures to accelerate the development of biodefense products through NIH funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of any prospective future vaccine candidates, it may also encourage competitors to develop their own vaccine candidates. If competitive vaccine candidates gain approval, we could face severe competition, which could harm our business.

Vaccine development is a long, expensive and uncertain process, and delay or failure can occur at any stage of clinical trials.

To develop vaccine candidates, we or our agents must provide the FDA and foreign regulatory authorities with clinical data that demonstrate adequate safety and immune response. Statistically significant effectiveness of our biodefense product candidates cannot initially be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for commercial sale. Vaccine development to show adequate evidence of effectiveness in animal models and safety and immune response in humans is a long, expensive and uncertain process, and delay or failure can occur at any stage of our animal studies or clinical trials. Any delay or significant adverse clinical events arising during any of our clinical trials could force us to abandon a vaccine candidate altogether or to conduct additional clinical trials in order to obtain approval from the FDA or foreign regulatory bodies. These development efforts and clinical trials are lengthy and expensive, and the outcome is uncertain. If we are unable to successfully develop our vaccine candidates, our revenues will suffer and our stock price is likely to decline.

The independent clinical investigators that we intend to rely upon to conduct clinical trials may not be diligent,

careful or timely and may make mistakes in the conduct of our clinical trials.

We intend to rely on independent clinical investigators to conduct our clinical trials. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our vaccine development programs. If independent investigators fail to devote sufficient time and resources to our vaccine development programs, or if their performance is substandard, it may delay FDA approval of our vaccine candidates. These independent investigators may also have relationships with other commercial entities, some of which may compete with us. If these independent investigators assist our competitors at our expense, it could harm our competitive position.

Political or social factors may delay or impair our ability to market vaccine products.

Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures may delay or cause resistance to bringing our products to market or limit pricing of our products, which would harm our business.

We may fail to protect our intellectual property or may infringe on the intellectual property rights of others, either of which could harm our business.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we infringe on the intellectual property rights of others, we may be prevented from developing or marketing our product candidates. We rely on patent and other intellectual property protection to prevent our competitors from manufacturing and marketing our product candidates. Our technology, including technology licensed from the National Institute of Health, or that we may license in the future, if any, will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the scope and breadth of patent claims that may be afforded to other companies’ patents. In addition, we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties, or if we initiate these suits.

Because of competitive pressures from competitors with more resources we may fail to implement our business model profitably.

We are entering a highly competitive market segment. Our expected competitors include several larger and more established companies in the biodefense and pharmaceutical industries. Generally, our actual and potential competitors have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater marketing capabilities than we do. Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts, as well as universities and public and private research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that we target. Researchers are continually learning more about diseases, which may lead to new technologies for treatment. Our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

We currently do not have an internal marketing and sales force and may rely on third parties for the sales or marketing of some or all of our vaccines if they are successfully developed. Our dependence on third parties may delay or impair our ability to generate revenues, or adversely affect our profitability.

We lack any sales or marketing history, and as of present do not have plans on developing internally such capability. We intend to rely on third parties for the sales and marketing of our products to entities other than the U.S. and foreign governments. Our lack of sales and marketing personnel and distribution relationships may impair our ability to generate revenues.

Failure to hire and retain key management employees could adversely affect our ability to obtain financing, develop our products, conduct clinical trials or execute our business strategy.

We are highly dependent on our senior management. These individuals have played a critical role in raising capital and negotiating business development opportunities. If we lose the services of any key members of senior management and we are unable to recruit qualified replacements where we deem it necessary, we may be unable to achieve our business objectives.

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

Our stock is a speculative investment that may result in losses to investors.

The trading price of our common stock is subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

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

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee or consultant of US Biodefense, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee or consultant of US Biodefense, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee or consultant of US Biodefense, Inc. has been convicted of violating a federal or state securities or commodities law.

We are not a party to any pending legal proceedings.

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

  On December 1, 2005, our board of directors recommended, and David Chin, the holder of the majority of our capital stock and voting power, voted in favor of a resolution to effected proposals by written consent in lieu of a special meeting. At such meeting, the following proposals were heard and subsequently approved by the majority shareholder’s written consent:

Proposal	Votes for	Votes against	Withheld

Reappoint David Chin as Director	27,292,119	0	0
Reappoint Marcia Marcus as Director	27,292,119	0	0
Appoint Cyndi Chen as Director	27,292,119	0	0

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol “UBDF.” The following table sets forth the monthly high and low prices for the Company’s common stock on the OTCBB® for each quarter of the last two fiscal years:

Quarter Ended	High	Low

November 30, 2005	$5.00	$2.50
August 31, 2005	$5.25	$4.00
May 31, 2005	$6.40	$4.00
February 28, 2005	$13.33	$6.33

November 30, 2004	$6.58	$6.00
August 31, 2004	$7.083	$4.333
May 31, 2004	$5.00	$3.35
February 28, 2004	$7.00	$3.35

OTCBB® quotations of the Company’s Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Shares Available Under Rule 144

As of November 30, 2004, there were 30,292,119 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. Of the 30,292,119 restricted shares issued and outstanding, 27,292,119 shares are held by David Chin, an affiliate, as that term is defined in Rule 144(a)(1).

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of the date of this prospectus, we have approximately 30,304,047 shares of $0.001 par value common stock issued and outstanding held by approximately 100 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of November 30, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

www.T2X.us

On February 28, 2005, we launched T2X.us, a High Tech Transfer Search Engine, which is developing a search engine identifying intellectual property. U.S. BioDefense staff currently uses the search engine to accelerate the identification of stem cell and biodefense intellectual property acquisition programs. T2X is a search engine facilitating innovation exchange connecting VC’s, small business, and public companies seeking technologies with universities, government agencies and scientists. Programmers are now updating the T2X search engine for more robustness in preparation for a commercial version launch. We do not expect to generate any revenues from this business segment for at least the 12 months of operations.

Diamond I, Inc.

On June 20, 2005 we entered into a patent listing and technology transfer alliance agreement with Diamond I Inc. (OTC BB:DMOI.OB - News), a developer of wireless handheld gaming products. Under the agreement, U.S. BioDefense will market the intellectual property on its technology transfer exchange web site www.T2X.us. We will focus on assisting Diamond I in generating new revenue channels from potential licensees in order to rapidly bring to market its patent pending biometric security technology. Sellers such as scientists, government agencies, corporations and Universities with technology they wish to out-license provide either an online listing or non-confidential descriptions of their technologies. Each day, buyers can search information online or be matched with confidential opportunities with interests and send complete information to all parties. The site is aggregated so users can freely access VA, SBA, EPA, FEMA, NTTC, and NASA’s collection of technologies.

Financialnewsusa.com, Inc.

On October 15, 2005, we entered into an agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $40,000. The agreement has a term of six months and may be extended upon agreement by both parties. Either party may cancel the agreement with five days written notice in the event of a material violation of the agreement. Either party may cancel the agreement for any reason upon 30 days written notice. We have been paid $20,000 upon execution of the agreement, with the balance of the contract due in January of 2006. We cannot guarantee that we will be able to attract future customers and continue to generate sales.

Results of Operations

Revenues

Our revenues totaled $159,166 for the current fiscal year ended November 30, 2005, compared to $29,167 for the fiscal year ended November 30, 2004. The increase in revenues represent a year-over-year increase of 446%, which was due in part to our contracts with Financialnewsusa.com and Diamond I, Inc. Revenues for the year ended November 30, 2004 were attributable solely to the May 1, 2004 agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.

We cannot guarantee that we will be able to attract future customers and continue to generate sales.

Expenses

Total expenses for the year ended November 30, 2005 were $195,572, consisting primarily of research and development expenses in the amount of $95,296. For the year ended November 30, 2004, we incurred expenses of $58,131, consisting solely of general and administrative expenses, of which $25,000 was paid to a related party. The related party expenses are attributable to the April 1, 2003 employment agreement with David Chin, an officer and director. In accordance with this employment agreement, we issued 9,000,000 shares of our common stock valued at $135,000. We recognized $110,000 as an expense in the year ended November 30, 2003 and the remaining portion of $25,000 was expensed in the year ended November 30, 2004.

On November 8, 2004, we entered into a Commercial Evaluation License Agreement with the United States Public Health Service within the Department of Health and Human Services. We paid $3,500 for a six month nonexclusive license to evaluate the suitability for commercial development of cellular and viral inactivation.

Our total expenses increased 236% from the year ended November 30, 2004 to 2005. We expect to continue to incur expenditures in the foreseeable future related to ongoing research and development and the expansion of our business operations. As we continue to pursue research and development efforts, we expect expenses to stabilize over the next several years. Unfortunately, we cannot accurately estimate the extent or impact of ongoing expenses.

Losses

Our loss before accounting for income taxes totaled $36,406 for the year ended November 30, 2005, compared to a loss before income taxes of $28,964 in the prior period. After factoring income taxes of $9,596 in the year ended November 30, 2005, our net loss from operations totaled $36,406. In the prior year ended November 30, 2004, we did not recognize any income taxes, thus our net loss was $28,964. This represents a widening deficit of 26% in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of November 30, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed is $1,812. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

The following documents (pages F-1 to F-13) form part of the report on the Financial Statements

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

US BIODEFENSE, INC.

I have audited the accompanying balance sheets of US Biodefense, Inc. as of November 30, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Biodefense, Inc. as of November 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E. Randall Gruber, CPA, PC

St. Louis, Missouri

February 21, 2006

US Biodefense, Inc.

Consolidated Balance Sheet

November 30, 2005 and 2004

	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$17,223	$33,558
Marketable securities available for sale – Note	150,000	——
Prepaid services – Related party	20,000	——

Total current assets	187,223	33,558

Licenses	20,000	——
Deposits	1,000	——

Total assets	208,223	33,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	79,167	376
Bank overdraft	3,947	——
Notes payable – Related party	1,812	4,313
Accrued income taxes	9,596	——
Deferred revenues	101,667	20,833

Total current liabilities	196,189	25,522

Deferred taxes	19,150	——

Total liabilities	215,339	25,522

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.0001
par value, 30,304,047 share issued and outstanding	30,304	10,101
Additional paid in capital	3,773,086	3,793,289
Accumulated deficit	(3,841,356)	(3,795,354)
Other comprehensive income	30,850	——

Total stockholders’ equity (deficit)	(7,116)	8,036

Total liabilities and stockholders’ equity (deficit)	$208,223	$33,558

See accompanying notes to financial statements

US Biodefense, Inc.

Consolidated Statement of Operations

For the years ended November 30, 2005 and 2004

	2005	2004

Revenues	$159,166	$29,167

Research and development expenses	95,296	3,500
Consulting and outside services	20,977	16,500
Payroll and payroll costs	20,389	25,000
Occupational costs and expenses	36,000	——
Professional fees	12,336	9,596
General & administrative expenses	10,575	3,535

Total expenses	199,572	58,131

Loss before income taxes	(36,406)	(28,964)

Income taxes	9,596	——

Net loss	$(46,002)	$(28,964)

Weighted average number of shares
outstanding – basic and fully diluted	30,304,047	30,304,047

Basic and diluted net income (loss)
per common share	$(0.00)	$(0.00)

See accompanying notes to financial statements

US Biodefense, Inc.

Consolidated Statement of Comprehensive Income

For the year ended November 30, 2005

Net loss	$(36,406)

Unrealized income on securities held for resale, net of tax of $19,150	30,850

Total comprehensive income	$(5,556)

See accompanying notes to financial statements

US Biodefense, Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended November 30, 2005 and 2004

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, November 30, 2003	10,101,349	$10,101	$3,793,289	$(3,766,390)	$——	$37,000

Net loss for the year ended
November 30, 2004	——	——	——	(28,964)	——	(29,964)

Balance, November 30, 2004	10,101,349	10,101	3,793,289	$(3,795,354)		8,036

Three for one stock split	20,202,968	20,203	(20,203)

Change in unrealized gain on
available for sale securities,
net of tax effects of $19,150					30,850	30,850

Net loss for the year ended
November 30, 2005				(46,002)		(46,002)

Balance November 30, 2004	30,304,047	$30,304	$3,773,086	$(3,841,356)	$30,850	$(7,116)

See accompanying notes to financial statements.

US Biodefense, Inc.

Consolidated Statement of Cash Flows

For the years ended November 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income (loss)	$(46,002)	$(28,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting services paid by receipt of stock	(25,000)	——
Changes in operating assets and liabilities:
Prepaid services – Related party	(20,000)	——
Prepaid expenses	——	37,000
Accounts payable	78,791	376
Deferred revenues	5,834	20,833
Accrued income taxes	9,596	——
Notes payable – Related party	(2,501)	4,313

Net cash used by operating activities	4,665	33,558

Cash flows from investing activities
Acquisition of licenses	(20,000)	——
Increase in deposits	(1,000)	——

	(21,000)	——

Increase in cash and cash equivalents	(16,335)	33,558

Cash and cash equivalents, beginning of year	33,558	——

Cash and cash equivalents, end of year	$17,223	$33,558

See accompanying notes to financial statements.

US Biodefense, Inc.

Notes to Financial Statements

Note 1 – Background and Summary of Significant Accounting Policies

Background

US Biodefense , Inc. (the “Company”), a Utah corporation is headquartered in the City of Industry, California. The Company is a registered government contractor with the Department of Defense Logistics Agency. The Company is focused on designing and developinghomeland security and biodefense products.

The Company was originally incorporated under the name Teal Eye, Inc. in the state of Utah on June 29, 1983. The Company then merged with Terzon Corp. and amended itsArticles of Incorporation to change the name to Terzon Corp. On September 7, 1984, the Company amended its articles of incorporation changing its name to Candy Stripers Corporation, Inc. On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc. On May 31, 2003, the Company amended its articles of Incorporation and changed its name to US Biodefense, Inc.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2005 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,841,356 at November 30, 2005. In addition, the Company generate minimal revenue from its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

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

The Company maintains its cash in well-known banks selected based upon management’s assessment of the bank’s financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and Maintains allowances for anticipated losses, as required.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended November 30, 2005 or November 30, 2004, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

US Biodefense, Inc.

Notes to Financial Statements

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the year ended ended November 30, 2005 or November 30, 2004.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2005 and November 30, 2004, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of the grant of the deemed fair value of the Company’s shares over the employee’s exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company’s employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows, associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

US Biodefense, Inc.

Notes to Financial Statements

Note 2 - Notes Payable (Including Related Parties)

As of November 30, 2005, an officer and director of the Company loaned the Company a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed is $1,812.

Note 3 - Deferred Revenues (Including Related Parties)

On October 15, 2005, the Company renewed an agreement with Financialnewsusa.com, Inc., to develop content for its’ Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common officer and director. The term of the agreement is for six months. Financialewsusa.com, Inc. paid a total of $40,000 for these services. As of November 30, 2005 $20,000 is reflected as revenues received in advance and will be amortized ratably over the service period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 2005, our Board of Directors approved the dismissal of Beckstead and Watts, LLP as our principal certifying accountants. None of the reports of Beckstead and Watts, LLP on our financial statements contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Beckstead and Watts, LLP’s report on our financial statements as of and for the year ended November 30, 2003 contained a separate paragraph, stating that:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During our two most recent fiscal years and during any subsequent interim periods preceding the date of termination, there were no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Beckstead and Watts, LLP’s satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their report; and there were no “reportable events” as defined in Item 304 (a)(1)(v) of the Securities and Exchange Commission’s Regulation S-K.

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

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

David Chin	36	President, Treasurer and Director	November 2005-2006	1 year

Cyndi Chen	28	Secretary and Director	November 2005-2006	1 year

Marcia Marcus	57	Director	November 2005-2006	1 year

Footnotes:

(1)	Directors hold office until the next annual stockholders’ meeting to be held in 2006 or until a successor or successors are elected and appointed.

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

David Chin’s Business Experience:

2002 – Present: President of Financialnewsusa.com Inc., 13674 E. Valley Blvd, City of Industry, CA 91746

1996 – Present: President and Founder of Camino Real Career School, 13674 E. Valley Blvd., La Puente, CA 91746.

Cyndi Chen is an immunologist with a Bachelor’s Degree in Biology from the University of California, Riverside and a Ph.D. in Biological Sciences from the City of Hope Graduate School, Division of Immunology. From 1997-2000, she worked in the University of California, Riverside Departments of Biochemistry and Biomedical Science. From 1999-2000, Ms. Chen was a Toxicologist Assistant with Bio-Tox Laboratories. Since 2000, she has been working at the Beckman Research Institute of City of Hope, Department of Immunology working on isolation and characterization of GAD-specific T cells in Type 1 Diabetes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended November 30, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2006 and had no trading activity in 2005.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

David Chin	2005	12,000	0	0	0	0	0	0
President	2004	25,000	0	0	0	0	0	0
and Treasurer	2003	60,000	110,000	0	0	0	0	0

Cyndi Chen	2005	0	0	0	0	0	0	0
Secretary

Marcia Marcus	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

We currently do not have any existing employment contracts.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of November 30, 2005 certain information regarding the beneficial ownership of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common Stock	David Chin, President	27,292,119	90.1%
	13674 East Valley Boulevard
	City of Industry, California 91746

	Officers and Directors (1)	27,292,119	90.1%

Common Stock	Erin Rahe	3,000,000	9.9%
	1461 Stanford Court
	Santa Ana, California 92705

	Beneficial Owners (1)	3,000,000	9.9%

Footnotes:

(1)	The address of officers and directors in the table is c/o US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746.
(2)	Erin Rahe is an independent contractor that may be reached at the offices of US Biodefense.

Change in Control

No arrangements exist that may result in a change of control of UBDF.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 15, 2005, we entered into an agreement with Financialnewsusa.com, Inc., to develop content for our Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common officer and director. The term of the agreement is for six months. Financialewsusa.com, Inc. paid a total of $20,000 for these services upon execution of the agreement. An additional $20,000 was subsequently paid in January 2006.

As of November 30, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed is $1,812.

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

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

FORM 8-K
Date Filed	Item(s) Reported

03/18/2005	Items 4.01 and 9.01
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

SERVICES	2005	2004

Audit fees	$7,000.00	$7,000.00
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$7,000.00	$7,000.00

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	February 24, 2006
David Chin	President

/s/ David Chin	Treasurer and	February 24, 2006
David Chin	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

US BIODEFENSE, INC.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	February 24, 2006
David Chin	President

/s/ Cyndi Chen	Director	February 24, 2006
Cyndi Chen

/s/ David Chin	Treasurer and	February 24, 2006
David Chin	Chief Financial Officer