Form 10QSB
period 2006-02-28
US BIODEFENSE INC
filed 2006-04-14
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-31431

US BIODEFENSE, INC. (Exact name of registrant as specified in its charter)

	Utah (State or other jurisdiction of incorporation or organization)	33-0052057 (I.R.S. Employer Identification No.)

	13674 E. Valley Blvd. City of Industry, CA (Address of principal executive offices)	91746 (Zip Code)

(626) 961-0562 (Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,304,086

US Biodefense, Inc.

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB previously filed with the Commission on February 24, 2006, and subsequent amendments made thereto.

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.

Balance Sheet

February 28, 2006 and 2005

(Unaudited)

	(Unaudited)
	February 28,	November 30,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$9,129	$17,223
Marketable securities	150,000	150,000
Prepaid expenses	—	20,000

Total current assets	159,129	187,223

Licenses	30,000	20,000
Deposits	1,000	1,000

Total assets	190,129	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	3,507	3,947
Accounts payable	79,167	79,167
Notes payable – Related party	6,313	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	81,667	101,667

Total current liabilities	180,250	196,189

Deferred taxes	19,150	19,150

Total liabilities	199,400	215,339

Stockholders’ equity:
Common stock, 100,000,000 shares authorized, $.0001
par value, 30,304,047 shares issued and outstanding	30,304	30,304
Additional paid in capital	3,773,086	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(3,843,511)	(3,841,356)

Total stockholders’ equity (deficit)	(9,271)	(7,116)

Total liabilities and stockholders’ equity (deficit)	$190,129	$208,223

See accompanying note to financial statements

US Biodefense, Inc.

Statements of Operations

For the three months ended February 28, 2006 and 2005

(Unaudited)

	2006	2005

Revenues	$20,000	$62,500

Research and development expenses	12,866	—
General and administrative expenses	6,288	38,557
General & administrative expenses – Related party	3,000	—

Total expenses	22,154	38,557

Net income (loss)	$(2,154)	$23,943

Weighted average number of shares outstanding	30,304,047	10,101,349

Basic and diluted net loss per common share	$(0.00)	$(0.00)

See accompanying note to financial statements

US Biodefense, Inc.

Statement of Cash Flows

For the three months ended February 28, 2006 and 2005

(Unaudited)

	2005	2004

Cash flows from operating activities
Net income (loss)	$(2,154)	$23,943
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll – Related party
Stock issued for prepaid payroll – Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	20,000	(400)
Bank overdraft	(440)
Accounts payable		4,724
Deferred revenues	(20,000)	(12,500)
Notes payable – Related party	4,500

Net cash used by operating activities	1,906	15,767

Cash flows used for investing activities
Purchase of licenses	(10,000)

Increase (decrease in) cash and cash equivalents	(8,094)	15,767

Cash and cash equivalents, beginning of year	17,223	33,558

Cash and cash equivalents, end of year	$9,129	$49,325

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

Following is a summary of the Company’s significant accounting policies.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had an accumulated deficit of $3,843,511 at Feb.28, 2006. In addition, the Company generate minimal revenue from its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended February 28, 2006 and 2005, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the three month periods ended February 28, 2006 or 2005.

US Biodefense, Inc.

Notes to Financial Statements

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

Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28 2006 and 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Note 2 - Notes Payable (Including Related Parties)

As of February 28, 2006, an officer and director of the Company loaned the Company a total of $6,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand.

Note 3 - Deferred Revenues (Including Related Parties)

The Company has renewed an agreement with Financialnewsusa.com, Inc., to develop content for its’ Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common director. As of February 28, 2006, $81,667 is reflected as revenues received in advance and will be amortized ratably over the service period.

Item 2. Management’s Discussion and Plan of Operation

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

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Results of Operations

Revenues

Our revenues totaled $20,000 for the first quarter ended February 28, 2006, compared to $62,500 for the three months ended February 28, 2005. Revenues for the current fiscal year were attributable solely to the agreement with Financialnewsusa.com, a related party, to provide consulting services to them, for which we were paid in advance the entire balance of the contract. We cannot guarantee that we will be able to attract future customers and continue to generate sales. In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the three months ended February 28, 2006 were $22,154, consisting of research and development expenses and general and administrative expenses. For the three months ended February 29, 2005, we incurred expenses of $38,557, all of which was considered general and administrative.

We expect to continue to use shares of our common stock to pay for future expenses to preserve capital. Additionally, we expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of such expenses.

Net Income (Loss)

We incurred a net loss of $2,145 in the quarter ended February 28, 2006. In comparison, we realized $23,943 in net income for the year ago quarter ended February 28, 2005. The key factor providing this change: namely, we did not generate comparable revenues in the current period as opposed to the prior year.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of February 28, 2006, David Chin loaned us a total of $6,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of February 28, 2006, the amount owed is $6,313. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

US BIODEFENSE, INC.
(Registrant)

April 13, 2006

Signed:	/s/ David Chin	President and Director
Print:	David Chin

Signed:	/s/ David Chin	Secretary and Director
Print:	David Chin

Signed:	/s/ David Chin	Treasurer and Director
Print:	David Chin