Form 10QSB
period 2006-05-31
US BIODEFENSE INC
filed 2006-07-17
CIK 1122130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2006
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,304,047

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

US Biodefense, Inc.

Balance Sheet

	(Unaudited)
	May 31,	November 20,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$9,037	$17,223
Marketable securities	150,000	150,000
Prepaid expenses	——	20,000

Total current assets	159,037	187,223

Licenses	30,000	20,000
Deposits	1,000	1,000

Total assets	190,037	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	132	3,947
Accounts payable	79,167	79,167
Notes payable – Related party	1,313	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	87,667	101,667

Total current liabilities	171,875	196,189

Deferred taxes	19,150	19,150

Total liabilities	191,025	215,339

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 30,304,047 share issued and outstanding	30,304	30,304
Additional paid in capital	3,773,086	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(3,835,228)	(3,841,356)

Total stockholders’ equity (deficit)	(988)	(7,116)

Total liabilities and stockholders’ equity (deficit)	$190,037	$208,223

See accompanying notes to financial statements

US Biodefense, Inc.

Statements of Operations

For the three and six

months ended May 31, 2006 and 2005

(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Revenues	$20,000	$16,667	$40,000	$79,167

Research and development expenses	10,305	——	23,171	——
General and administrative expenses	913	30,611	7,201	69,168
General & administrative expenses –	——	——	——	——
Related party	500	——	3,500	——

Total expenses	11,718	30,611	33,872	69,168

Net income (loss)	$(8,282)	$(13,944)	$6,128	$9,999

Weighted average number of shares
outstanding - basic and fully diluted	30,304,047	10,101,349	30,304,047	10,101,349

Basic and diluted net income (loss)
per common share	$0.00	$(0.00)	$0.00	$0.00

See accompanying notes to financial statements

US Biodefense, Inc.

Statement of Cash Flows

For the six months ended May 31, 2006 2005

(Unaudited)

	2005	2005

Cash flows from operating activities
Net income (loss)	$6,128	$9,999
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll – Related party
Stock issued for prepaid payroll – Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	20,000	——
Bank overdraft	(3,815)	——
Accounts payable	——	(377)
Deferred revenues	(20,000)	20,834
Notes payable – Related party	(499)	——

Net cash used for (provided by) operating activities	1,814	30,456

Cash flows from investing activities
Purchase of licenses	(10,000)	——

Increase (decrease in) cash and cash equivalents	(8,186)	30,456

Cash and cash equivalents, beginning of year	17,223	30,456

Cash and cash equivalents, end of year	$9,037	$64,014

See accompanying notes to financial statements

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

The accompanying financial statements for the six months ended May 31, 2006, include the accounts of the Company and its wholly-owned subsidiary Stem Cell Research Institute, Inc. All significant intercompany transactions and account balances have been eliminated.

Following is a summary of the Company’s significant accounting policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended November 30, 2005 of $46,002 and at May 31, 2006, had an accumulated deficit of $3,835,228. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the homeland security and biodefense products, and stem cell research.

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

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment for the six months period ended May 31, 2006.

Loss per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2006 and May 31, 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

US Biodefense, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidation Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements.

The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise’s financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity’s residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R.

In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company’s financial statements.

During May 2003, the FASB issued SFAS 150 - “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial Statements. The adoption of this statement had no impact on the Company’s financial statements.

US Biodefense, Inc.

Notes to Financial Statements

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December, 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 11, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (ETIF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments for investments are deemed to be temporarily impaired. In September 204, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

US Biodefense, Inc.

Notes to Financial Statements

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R will provide investors and other users of financial statements with more compete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

US Biodefense, Inc.

Notes to Financial Statements

In June, 2005, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requiremints specify to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in a accounting principle is impracticalable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal year 2007 will have a material impact on its results of operations or financial position.

In March, 2005, the SEC issued guidance on FASB SFAS 123R, “Share-Based Payments” (“SFAS No. 123R”). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS no. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility; and ( c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAAB 107 in conjunction with its adoption of SOFAS No.

123R.

In June, 2005, the Emerging Issues Task Force (EAT) issued No. 05-06, “Determining the Abortinaction Period of Leasehold Improvements Acquired in a Business Combination” (EAT No. 05-06). EAT No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EAT No. 05-06 will be applied prospectively and is effective for periods beginning afar June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

US Biodefense, Inc.

Notes to Financial Statements

Note 2 - Marketable Securities Available For Sale

On May 11, 2005, the Company entered into an agreement with a Partner. The Company will assist the Partner in identifying opportunities for commercialization of their listed technologies, while maintaining the confidentiality of the Partner.

As compensation for providing these services, the Partner gave the Company 5,000,000 shares of Section 144 stock which is restricted from sale for twelve months from date of issue, May 11, 2005. The agreement is for a period of twenty four months.

The Company recorded the stock at the value of the services to be provided which is estimated to be $100,000. The Company recorded revenue for the six month period from May through November, 2005 in the amount of $25,000, with the balance of $75,000 included as deferred revenues on the Company’s balance sheet at May 31, 2006.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board. SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders’ equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2005, the fair market value of common equity securities with a cost of $100,000 was $150,000. The unrealized loss of $50,000, net of the related income tax benefit $19,150 is included as a component of other comprehensive income.

Note 3 - Licenses

The Company has agreed to exercise options to license stem cell technology through the University of British Columbia under two option agreements.

Having passed the initial validation phase, the Company is working toward a full licensing relationship and will begin pre-clinical analysis of how the cell line can be utilized. The Company is considering investigating the stem cells applications in combating ALS and Parkinson’s disease.

The licenses are for periods of ten to twenty years. The Company will review the licenses at least annually. When necessary, we record changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of the respective asset.

Note 4 - Notes Payable (Including Related Parties)

As of February 28, 2005, an officer and director of the Company loaned the Company a total of $4,312 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of May 31, 2006, the amount owed is $1,313.

US Biodefense, Inc.

Notes to Financial Statements

Note 5 - Deferred Revenues (Including Related Parties)

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

Note 6 - Illegal Acts

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

The Company has reviewed all arrangements with their directors and executive officers to determine if any could fall within the scope of a personal loan. At various times during the year ended November 30, 2004, the Company advanced loans to its’ President. There were three loans which ranged in amount from $30,000 to $45,000, all were repaid within sixty days, and there were no loans outstanding at November 30, 2004. The loans were issued to cover the cost of anticipated business expense and were re-paid timely and promptly. The Company has now established a clear policy that prohibits directors and executive officers from using advances, and other business loans for personal purposes.

Note 7 - Comprehensive income

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the year ended November 30, 2005 are unrealized holding gain on available for sale securities, net of tax benefit of $19,150, for a net comprehensive loss of $30,850.

US Biodefense, Inc.

Notes to Financial Statements

Note 8 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the year ended November 30, 2005:

Current income taxes payable:
Federal	$8,780
State	816
	9,596

Deferred tax expense relating to change in
unrealized gains (losses) on available
for-sale securities:
Federal	17,500
State	1,550
	19,050

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:
		Impact on
	Amount	Rate
Income tax at federal rate	(12,742)	35.00%
State tax, net of federal effect	815	-2.24%
Permanent differences	70,020	-192.33%
Net operating loss deduction	(48,497)	133.21%

	9,596	-26.36%

Note 9 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 10 - Concentrations

There is one customer that represents 100% of the Company’s total revenues for the six months ended May 31, 2006. The customer is a related party that represented 100% of the revenues for the six months ended May 31, 2006.

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

Results of Operations

Revenues

Our revenues totaled $20,000 for the three months ended May 31, 2006, compared to $16,667 for the second quarter ended May 31, 2005. Revenues for the current fiscal quarter were attributable solely to the October 15, 2005 renewal of the agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $40,000, for which we were paid in advance the entire balance of the contract. Financialnewsusa.com is currently our only customer, which represents all of our revenues generated during the three and six months ended May 31, 2006. We cannot guarantee that we will be able to attract future customers and continue to generate sales. In the year ago period, we did not generate any revenues.

During the six months ended May 31, 2006, we generated $40,000 in revenues, as opposed to revenues of $79,167 in the prior six month period ended May 31, 2005. The decrease in revenues in the comparable six month periods is attributable to the lower contracted service price with Financialnewsusa.com.

Expenses

Total expenses for the three months ended May 31, 2006 were $11,718, consisting primarily of research and development costs in the amount of $10,305 and general and administrative expenses of $1,413. For the three months ended May 31, 2005, we incurred expenses of $30,611, all of which was considered general and administrative expenses.

Our aggregate expenses decreased year-to-year primarily due to a significant decrease in salaries and executive compensation, resulting in general and administrative expenses lowering by 95%. Our research and development costs increased materially due to our refocus from establishing our infrastructure to commitment to identify products and services to commercialize. Although we are dedicated to bring products or services to market, we cannot estimate when, if ever, we will do so, nor that we will realize any revenues from such products or services.

Total expenses for the six months ended May 31, 2006 were $33,872, consisting of $23,171 in research and development and $10,701 in general and administrative expenses. In the year ago six month period ended May 31, 2005, our total expenses were $69,168, consisting solely of $69,168 in general and administrative expenses. The shift in our expenses and allocation thereof in the six months ended May 31, 2006 and 2005 are attributable to similar factors present in the three months ended May 31, 2006 and 2005.

Net Income (Loss)

We realized net income of $8,282 for the most recent quarter ended May 31, 2006. In comparison, we incurred a net loss from operations in the amount of $13,944 in the year ago three month period. The key factor providing this change: namely, our expenses were significantly lower in the current period as opposed to a year ago.

For the six months ended May 31, 2006, we generated $6,128 in net income, as opposed to net income of $9,999 in the prior six month period ended May 31, 2005. The difference is attributable mainly to the level of revenues generated in the period ended May 31, 2005 being approximately 49% higher than in the current period ended May 31, 2006.

Liquidity and Capital Resources

We have limited cash on hand, in the amount of $9,037 as of May 31, 2006, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of May 31, 2006, David Chin loaned us a total of $4,312 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of May 31, 2006, the amount owed is $1,313. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

Our board of directors was advised by E. Randall Gruber, CPA, PC, our independent registered public accounting firm, that during their performance of audit procedures for 2005 E. Randall Gruber, CPA, PC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 PART II - OTHER INFORMATION

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, David Chin, who serves as our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

US BIODEFENSE, INC.
(Registrant)

July 17, 2006

Signed:	/s/ David Chin	President and
Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director