Form 10KSB/A
period 2005-11-30
US BIODEFENSE INC
filed 2006-08-29
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Amendment No. 1 to Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended November 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from
__________
to Commission File Number 000-31431

US BIODEFENSE, INC.

(Name of small business issuer in its charter)

Utah	33-0052057

(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)
13674 E. Valley Blvd.	91746
City of Industry, CA

(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: (626) 961-8039
Securities Registered Pursuant to Section 12(b) of the Act: NONE
Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $159,166.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “UBDE.” The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 22, 2005 was $34,591.20.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2005 was 30,304,047.

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

     On February 23, 2005, we entered into an Option Agreement with UCL Biomedica Plc to license patent rights applications related to the development of artificial liver and therapeutic re-population in patients with liver disease in exchange for ₤13,245.53. This option agreement gave us a non-exclusive license for European Patent Application No. 02743434.9 and U.S. patent application 10/483,190 entitled “Liver cell progenitor and use for the treatment of liver disease” and related foreign applications with UCL BioMedica Plc., a wholly owned subsidiary of University College London. Our goal was to evaluate the hepatic stem cell sorting and enrichment technology, which can be applied to gene therapy and liver re-population technology and will release more detailed information about the Hepatic Stem Cell technology and potential applications, including gene therapy and re-population in patients with liver disease.

     On February 28, 2005, we launched T2X.us, a High Tech Transfer Search Engine, which is developing a search engine identifying intellectual property modeling the functionality of general portal search engines like Google (NasdaqNM:GOOG - News), Yahoo (NasdaqNM:YHOO - News), and LookSmart (NasdaqNM:LOOK - News). U.S. BioDefense staff currently uses the search engine to accelerate the identification of stem cell and biodefense intellectual property acquisition programs. Programmers are now updating the T2X search engine for more robustness in preparation for a commercial version launch. T2X is a search engine facilitating innovation exchange connecting VC's, small business, and public companies seeking technologies with universities, government agencies and scientists. T2X is an online Technology Transfer Exchange where commercial members can identify technology that is available for licensing or partnering from universities, research labs and scientists.

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

     On June 20, 2005 we entered into a 24-month patent listing and technology transfer alliance agreement with Diamond I Inc. (OTC BB:DMOI.OB - News), a developer of wireless handheld gaming products. As consideration, we received 5,000,000 shares of the common stock of Diamond I. Under the agreement, U.S. BioDefense will market the intellectual property on its technology transfer exchange web site www.T2X.us. We will focus on assisting Diamond I in generating new revenue channels from potential licensees in order to rapidly bring to market its patent pending biometric security technology. Sellers such as scientists, government agencies, corporations and Universities with technology they wish to out-license provide either an online listing or non-confidential descriptions of their technologies. Each day, buyers can search information online or be matched with confidential opportunities with interests and send complete information to all parties. The site is aggregated so users can freely access VA, SBA, EPA, FEMA, NTTC, and NASA's collection of technologies.

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

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

     On February 23, 2005, we entered into a 90 day Option Agreement with UCL Biomedica Plc to license patent rights applications related to the development of artificial liver and therapeutic re-population in patients with liver disease in exchange for ₤13,245.53. This option agreement gave us a non-exclusive license for European Patent Application No. 02743434.9 and U.S. patent application 10/483,190 entitled “Liver cell progenitor and use for the treatment of liver disease” and related foreign applications with UCL BioMedica Plc., a wholly owned subsidiary of University College London.

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

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

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

ITEM 2. DESCRIPTION OF PROPERTY Description of Property

     US Biodefense, Inc. has its headquarters in California. The mailing address is US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746, phone: (626) 961-8039. This office is provided by our officer and director at a charge of $3,000, which includes rent and various shared expenses, which include a receptionist, various office equipment and furniture and utilities expense. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol “UBDF.” The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB® for each quarter of the last two fiscal years:

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides the following information as of November 30, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Number of
Securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities remaining
	outstanding options,	outstanding options,	available for future
Plan Category	warrants and rights	warrants and rights	issuance

	(a)	(b)	(c)
Equity compensation plans approved by	-	-	-
security holders

Equity compensation plans not approved by	-	-	-
security holders

Total	-	-	-

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

www.T2X.us

On February 28, 2005, we launched T2X.us, a High Tech Transfer Search Engine, which is developing a search engine identifying intellectual property. U.S. BioDefense staff currently uses the search engine to accelerate the identification of stem cell and biodefense intellectual property acquisition programs. T2X is a search engine facilitating innovation exchange connecting VC's, small business, and public companies seeking technologies with universities, government agencies and scientists. Programmers are now updating the T2X search engine for more robustness in preparation for a commercial version launch. We do not expect to generate any revenues from this business segment for at least the 12 months of operations.

Diamond I, Inc.

     On June 20, 2005 we entered into a patent listing and technology transfer alliance agreement with Diamond I Inc. (OTC BB:DMOI.OB - News), a developer of wireless handheld gaming products. Under the agreement, U.S. BioDefense will market the intellectual property on its technology transfer exchange web site www.T2X.us. We will focus on assisting Diamond I in generating new revenue channels from potential licensees in order to rapidly bring to market its patent pending biometric security technology. Sellers such as scientists, government agencies, corporations and Universities with technology they wish to out-license provide either an online listing or non-confidential descriptions of their technologies. Each day, buyers can search information online or be matched with confidential opportunities with interests and send complete information to all parties. The site is aggregated so users can freely access VA, SBA, EPA, FEMA, NTTC, and NASA's collection of technologies.

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

Results of Operations

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

     Other than our agreement with Financialnewsusa.com and Diamond I, we do not have any long-term agreements to provide our services to any single customer or group of customers. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Expenses

     Total expenses for the year ended November 30, 2005 were $195,572. In the comparable year ago period ended November 30, 2004, we incurred total expenses of $58,131. Aggregate expenses increased approximately 236%, or $137,441, due primarily to an increase of 2,623%, or $91,796, in research and development costs from $3,500 during the year ended November 30, 2004, to $95,296 in the year ended November 30, 2005. The significant increase in attributable to the various intellectual property option and licensing agreements entered into during the year ended November 30, 2005. We believe obtaining and maintaining such licenses for intellectual property is a significant aspect of our business plan and will continue for the next at least 12 months.

     An expenditure we did not have in the prior year ended November 30, 2004 that we began recognizing in the most recent year ended November 30, 2005 is occupational costs and expenses in the amount of $36,000. These expenses encompass $13,000 in rent expense and $23,000 of miscellaneous shared overhead such as a receptionist, various office equipment and furniture and utilities expense. We expect occupational costs to continue to be incurred over the next at least 12 months.

     General and administrative expenses increased 199% year over year from $3,535 in 2004 to $10,575 in 2005. Or management believes the rise in these expenditures are correlated with our increased business activities and pursuit of our business objectives. General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

     Due to our increased operational activities, we contracted services from outside parties, including attorneys, accountants and consultants. As a result, total expenses paid in relation to consulting and outside services and professional fees grew 56%, or $26,096, from the year ended November 30, 2004 to $33,313 during the year ended November 30, 2005. Our management believes that the growth of our company is dependent upon the services provided by individuals who are not our employees. Additionally, outsourcing is important in lowering fixed costs, so we expect to continue to do so for the foreseeable future.

     In spite of the trend of higher overall expenses, our payroll decreased from $25,000 in the year ended November 30, 2004 to $20,389 for the year ended November 30, 2005. The sole reason for the decrease in payroll expenses is the full expense of the remaining balance of common stock issued to David Chin, our President, in accordance with his employment agreement. We currently do not have any employment agreements outstanding with any individual, thus we may not incur payroll expenses in the near future. However, we cannot predict with certainty whether or not we will hire personnel in the next 12 months.

     We expect to continue to incur expenditures in the foreseeable future related to ongoing research and development and the expansion of our business operations. As we continue to pursue research and development efforts, we expect expenses to stabilize over the next several years. Unfortunately, we cannot accurately estimate the extent or impact of ongoing expenses.

Losses

     Our loss before accounting for income taxes totaled $36,406 for the year ended November 30, 2005, compared to a loss before income taxes of $28,964 in the prior period. After factoring income taxes of $9,596 in the year ended November 30, 2005, our net loss from operations totaled $46,002. In the prior year ended November 30, 2004, we did not recognize any income taxes, thus our net loss was $28,964. This represents a widening deficit of 59%, or $17,038, in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

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

The following documents (pages F-1 to F-13) form part of the report on the Financial Statements

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF US BIODEFENSE, INC.

I have audited the accompanying consolidated balance sheets of US Biodefense, Inc. as of November 30, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Biodefense, Inc. as of November 30, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E. Randall Gruber, CPA, PC

St. Louis, Missouri February 21, 2006

F-1

US Biodefense, Inc.
Consolidated Balance Sheet
November 30, 2005 and 2004

ASSETS
	2005	2004

Current assets
Cash and cash equivalents	$17,223	$33,558
Marketable securities available for sale – Note	150,000	----
Prepaid services – Related party	20,000	----

Total current assets	187,223	33,558

Licenses	20,000	----
Deposits	1,000	----

Total assets	208,223	33,558

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	79,167	376
Bank overdraft	3,947	----
Notes payable – Related party	1,812	4,313
Accrued income taxes	9,596	----
Deferred revenues	101,667	20,833

Total current liabilities	196,189	25,522

Deferred taxes	19,150	----

Total liabilities	215,339	25,522

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.0001

par value, 30,304,047 shares issued and outstanding	30,304	30,304

Additional paid in capital	3,773,086	3,773,086
Accumulated deficit	(3,841,356)	(3,795,354)
Other comprehensive income	30,850	----

Total stockholders’ equity (deficit)	(7,116)	8,036

Total liabilities and stockholders’ equity (deficit)	$208,223	$33,558

See accompanying notes to financial statements

F-2

US Biodefense, Inc.
Consolidated Statement of Operations
For the years ended November 30, 2005 and 2004
	2005	2004

Revenues (related parties $134,166 and $29,167)
for 2005 and 2004 respectively)	$159,166	$29,167
Research and development expenses	95,296	3,500
Consulting and outside services	20,977	16,500
Payroll and payroll costs	20,389	25,000
Occupational costs and expenses	36,000	----
Professional fees	12,336	9,596
General and administrative expenses	10,575	3,535

Total expenses	199,572	58,131

Loss before income taxes	(36,406)	(28,964)
Income taxes	9,596	----

Net loss	$(46,002)	$(28,964)

Weighted average number of shares

outstanding – basic and fully diluted	30,304,047	30,304,047

Basic and diluted net income (loss)
per common share	$(0.00)	$(0.00)

See accompanying notes to financial statements
F-3

US Biodefense, Inc.
Consolidated Statement of Comprehensive Income
For the year ended November 30, 2005
Net loss	$(36,406)
Unrealized income on securities held for resale, net of tax of $19,150	30,850

Total comprehensive income	$(5,556)
See accompanying notes to financial statements
F-4

US Biodefense, Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended November 30, 2005 and 2004
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive

	Shares	Amount	Capital	Deficit	Income	Total

Balance, November 30, 2003	10,101,349	$10,101	$3,793,289	$(3,766,390)	$----	$37,000
Net loss for the year ended
November 30, 2004	----	----	----	(28,964)	----	(29,964)

Balance, November 30, 2004	10,101,349	10,101	3,793,289	$(3,795,354)		8,036
Three for one stock split	20,202,968	20,203	(20,203)
Change in unrealized gain on
available for sale securities,
net of tax effects of $19,150					30,850	30,850
Net loss for the year ended
November 30, 2005				(46,002)		(46,002)

Balance November 30, 2004	30,304,047	$30,304	$3,773,086	$(3,841,356)	$30,850	$(7,116)

See accompanying notes to financial statements.
F-5

US Biodefense, Inc.
Consolidated Statement of Cash Flows
For the years ended November 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net income (loss)	$(46,002)	$(28,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting services paid by receipt of stock	(25,000)	----
Changes in operating assets and liabilities:
Prepaid services – Related party	(20,000)	----
Prepaid expenses	----	37,000
Accounts payable	78,791	376

Bank overdraft	3,947	---
Deferred revenues	5,834	20,833
Accrued income taxes	9,596	----
Notes payable – Related party	---	---

Net cash used by operating activities	7,166	29,245

Cash flows from financing activities:

Payment on long-term debt – Related parties	(2,501)	---

Additional loans from related parties	---	4,313

Total cash flow from financing activities	(2,501)	4,313

Cash flows from investing activities:
Acquisition of licenses	(20,000)	----
Increase in deposits	(1,000)	----

Total cash flows from investing activities	(21,000)	----

Increase in cash and cash equivalents	(16,335)	33,558

Cash and cash equivalents, beginning of year	33,558	---

Cash and cash equivalents, end of year	$17,223	$33,558

See accompanying notes to financial statements.

F-6

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

The accompanying financial statements for the year ended November 30, 2005 include the accounts of the Company and its wholly-owned subsidiary Stem Cell Research Institute, Inc. All significant intercompany transactions and account balances have been eliminated.

Following is a summary of the Company's significant accounting policies.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended November 30, 2005 of $46,002 and at November 30, 2005, had an accumulated deficit of $3,877,822. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a growing concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

US Biodefense, Inc. Notes to Financial Statements

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

Revenue Recognition

The Company recognizes revenues when all of the criteria in SAB 104, Topic 13 - Revenue Recognition are met. Revenues are realized or realizable and earned when there exists persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company's price to it's customer is fixed or determinable, and collectibility is reasonably assured.

Revenues from services under contracts, including consulting, are recognized ratably over the term of the contract. In cases where the services are considered "project" in nature, the Company recognizes revenue as the services are performed. The contracts include the pricing agreed to by the Company and the customer and the criteria for payment. If at the outset of the customer arrangement the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, the Company defers the revenues and recognizes the revenues when the arrangement fee becomes due and payable or as cash is received when collectibility concerns exist.

Deferred revenues consists of amounts billed in excess of revenues recognized on consulting services. Deferred revenues are subsequently recorded as revenues in a subsequent period using the revenue recognition policies.

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

US Biodefense, Inc. Notes to Financial Statements

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended November 30, 2005, the Company has items that represent other comprehensive income, and accordingly, has included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the years ended November 30, 2005 and 2004.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment for the year ended November 30, 2005.

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2005 and 2004, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

F-9

US Biodefense, Inc. Notes to Financial Statements

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

US Biodefense, Inc. Notes to Financial Statements

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

In December, 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 11, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic, 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

US Biodefense, Inc. Notes to Financial Statements

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

In June, 2005, the Financial Accounting Standards Board ('FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3" ("SFAS No. 154").

SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition require-mints specify to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in a accounting principle is impractical-able. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal year 2007 will have a material impact on its results of operations or financial position.

In March, 2005, the SEC issued guidance on FASB SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"). Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS no. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility; and ( c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.

The Company will apply the principles of SAAB 107 in conjunction with its adoption of SOFAS No. 123R.

US Biodefense, Inc. Notes to Financial Statements

In June, 2005, the Emerging Issues Task Force (EAT) issued No. 05-06, "Determining the Abort-inaction Period of Leasehold Improvements Acquired in a Business Combination" (EAT No. 05-06). EAT No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EAT No. 05-06 will be applied prospectively and is effective for periods beginning afar June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

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

The Company recorded the stock at market price on the acquisition date which was two cents, or $100,000. The Company recorded revenue for the six month period from May through November, 2005 in the amount of $25,000, with the balance of $75,000 included as deferred revenues on the Company's balance sheet at November 30, 2005.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board. SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2005, the fair market value of common equity securities with a cost of $100,000 was $150,000. The unrealized gain of $50,000, net of the related income tax cost of $19,150 is included as a component of other comprehensive income.

Note 3 - Licenses

The Company has agreed to exercise options to license stem cell technology through the University of British Columbia under two option agreements totaling $20,000.

Having passed the initial validation phase, the Company is working toward a full licensing relationship and will begin pre-clinical analysis of how the cell line can be utilized. The Company is considering investigating the stem cells applications in combating ALS and Parkinson's disease.

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

US Biodefense, Inc. Notes to Financial Statements

Note 5 - Deferred Revenues (Including Related Parties)

On May 1, 2004, the Company entered into an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common officer and director. As of November 30, 2005, $26,667 is reflected as revenues received in advance and will be amortized ratably over the service period.

The deferred portion of the agreement described in Note 2 totals $75,000 at November 30, 2005.

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

F-15

US Biodefense, Inc. Notes to Financial Statements

Note 8 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the year ended November 30, 2005:

Current income taxes payable:

Federal	$ 8,780

State	816

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

Note 10 - Related party sales and concentrations

There are two customers that represent 100% of the Company's total revenues for the year ended November 30, 2005. One of the customers is a related party that represented 84%. ($134,166) of the revenues for the year ended November 30, 2005.

Accounts receivable totaling $20,000 at November 30, 2005 are due from a related party.

Note 11 - Lease Agreement

The Company has negotiated a lease agreement for office space and shared expenses, including the use of an administrative assistant, office equipment, utilities and parking privileges. The monthly lease payment is in the amount of $2,000 per month. The lease is on a month to month basis, and is cancelable upon seven days advance notice. This lease is with a related party.

F-16

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

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system, and resultantly, no change to our internal control over financial reporting has been made. Our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

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

Summary Compensation Table

Annual Compensation	Long-Term Compensation
----------------------------	-----------------------------------------------------

				Other	Restricted			All
				Annual	Stock	Securities	LTIP	Other
Name and		Salary		Compens	Awards	Underlying	Payouts	Compens
Principal Position	Year	($)	Bonus ($)	ation ($)	($)	Options (#)	($)	ation ($)

David Chin	2005	12,000	0	0	0	0	0	0
President	2004	25,000	0	0	0	0	0	0
and Treasurer	2003	60,000	110,000	0	0	0	0	0

Cyndi Chen	2005	0	0	0	0	0	0	0
Secretary

Marcia Marcus	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0

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

	Name and Address	Amount and Nature	% of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class

Common Stock	David Chin, President	27,292,119	90.1%
	13674 East Valley Boulevard
	City of Industry, California 91746

	Officers and Directors (1)	27,292,119	90.1%

Common Stock	Erin Rahe	3,000,000	9.9%
	1461 Stanford Court

Santa Ana, California 92705

Beneficial Owners (1)	3,000,000	9.9%

Footnotes:

(1)	The address of officers and directors in the table is c/o US Biodefense, Inc., 13674 E. Valley Blvd., City of Industry, CA 91746.

(2)	Erin Rahe is an independent contractor that may be reached at the offices of US Biodefense.

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

     During the year ended November 30, 2005, we shared office space with David Chin, our President. We paid a total of $36,000 during the year for rent and miscellaneous shared overhead such as a receptionist, various office equipment and furniture and utilities expense.

     As of November 30, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed is $1,812.

Office space and services are provided without charge by David Chin, a director and shareholder.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K


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

10	Material Contracts

	a.	Consulting Agreement with Shannon S. Eaker, Ph.D.

	b.	Option Agreement with UCL Biomedica

	c.	Option Agreement with The University of Texas M. D. Anderson Cancer Center

	d.	High Technology & Patent Listing Agreement with Diamond I, Inc.

	e.	Option Agreement with The University of British Columbia

	f.	Consulting Agreement with Financialnewsusa.com, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

FORM 8-K

Date Filed	Item(s) Reported

03/18/2005	Items 4.01 and 9.01

Amendments to this 8-K were filed on 04/01/2005 and 04/05/2005


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

US BIODEFENSE, INC.
Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	August 26, 2006

David Chin	President

/s/ David Chin	Treasurer and	August 26, 2006

David Chin	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	US BIODEFENSE, INC.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	August 26,	2006

David Chin	President

/s/ Cyndi Chen	Director	August 26,	2006

Cyndi Chen

/s/ David Chin	Treasurer and	August 26,	2006

David Chin	Chief Financial Officer