Form 10QSB/A
period 2006-02-28
US BIODEFENSE INC
filed 2006-08-29
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Amendment No. 1 to Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006 Or

     TRANSITION REPORT PURSUANT TO SECTION 13 [ ] OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from
____________
to
_____________
Commission File Number: 000-31431

US BIODEFENSE, INC. (Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

13674 E. Valley Blvd.	91746
City of Industry, CA	(Zip Code)
(Address of principal executive offices)

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

US Biodefense, Inc.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5
Notes	6

Item 2. Management's Discussion and Plan of Operation	12

Item 3. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 6. Exhibits	14

SIGNATURES	15

PART I - FINANCIAL INFORMATION Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on February 24, 2006, and subsequent amendments made thereto.

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet
February 28, 2006 and 2005
(Unaudited)

ASSETS
	(Unaudited)
	February 28,	November 30,
	2006	2005

Current assets
Cash and cash equivalents	$9,129	$17,223
Marketable securities	150,000	150,000
Prepaid expenses	--	20,000

Total current assets	159,129	187,223

Licenses	30,000	20,000
Deposits	1,000	1,000

Total assets	190,129	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	3,507	3,947
Accounts payable	79,167	79,167
Notes payable – Related party	6,313	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	81,667	101,667

Total current liabilities	180,250	196,189

Deferred taxes	19,150	19,150

Total liabilities	199,400	215,339

Stockholders’ equity:
Common stock, 100,000,000 shares authorized, $.0001
par value, 30,304,047 shares issued and outstanding	30,304	30,304
Additional paid in capital	3,773,086	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(3,843,511)	(3,841,356)

Total stockholders’ equity (deficit)	(9,271)	(7,116)

Total liabilities and stockholders’ equity (deficit)	$190,129	$208,223

See accompanying note to financial statements

US Biodefense, Inc.
Statements of Operations
For the three months ended February 28, 2006 and 2005
(Unaudited)
	2006	2005

Revenues	$20,000	$62,500

Research and development expenses	12,866	--
General and administrative expenses	6,288	38,557
General & administrative expenses – Related party	3,000	--

Total expenses	22,154	38,557

Net income (loss)	$(2,154)	$23,943

Weighted average number of shares outstanding	30,304,047	10,101,349

Basic and diluted net loss per common share	$(0.00)	$(0.00)

See accompanying note to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the three months ended February 28, 2006 and 2005
(Unaudited)

	2005	2004

Cash flows from operating activities

Net income (loss)	$(2,154)	$23,943

Adjustments to reconcile net loss to net cash used in

operating activities:

Changes in operating assets and liabilities:

Prepaid expenses	20,000	(400)

Bank overdraft	(440)	---

Accounts payable	---	4,724

Deferred revenues	(20,000)	(12,500)

Net cash used for (provided by) operating activities	(2,594)	15,767

Cash flows from financing activities

Advances from related party	4,500	---

Cash flows used for investing activities

Purchase of licenses	(10,000)	---

Increase (decrease in) cash and cash equivalents	(8,094)	15,767

Cash and cash equivalents, beginning of year	17,223	33,558

Cash and cash equivalents, end of year	$9,129	$49,325

Supplenmental disclosures:

Income taxes paid	$---	$---

Interest paid	---	---

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2005 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the three month periods ended February 28, 2006 or February 28, 2005.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2006 and February 28, 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

US Biodefense, Inc. Notes to Financial Statements

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

Note 3 - Deferred Revenues (Including Related Parties)

The Company has renewed an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common director. As of February 28, 2006, $81,667 is reflected as revenues received in advance and will be amortized ratably over the service period. The related party represents $6,667 of this amount.

Note 4 - Related party sales and concentrations

A related party represented 100% of the Company's total revenues for the three months ended February 28, 2006.

Note 5- Lease Agreement

The Company has negotiated a lease agreement for office space and shared expenses, including the use of an administrative assistant, office equipment, utilities and parking privileges. The monthly lease payment is in the amount of $2,000 per month. The lease is on a month to month basis, and is cancelable upon seven days advance notice. This lease is with a related party.

Note 6 - Marketable Securities Available For Sale

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

US Biodefense, Inc. Notes to Financial Statements

The Company recorded the stock at market price on the acquisition date which was two cents, or $100,000. The Company recorded revenue for the six month period from May through November, 2005 in the amount of $25,000, with the balance of $75,000 included as deferred revenues on the Company’s balance sheet at February 28, 2006.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board. SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders’ equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At February 28, 2006, the fair market value of common equity securities with a cost of $100,000 was $150,000. The unrealized gain of $50,000, net of the related income tax cost of $19,150 is included as a component of other comprehensive income.

Note 7 – Licenses

The Company has agreed to exercise options to license stem cell technology through the University of British Columbia under two option agreements totaling $30,000.

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

Note 8 – Notes Payable (Including Related Parties)

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

Results of Operations

Revenues

     Our revenues totaled $20,000 for the current quarter ended February 28, 2006. Our revenues are solely attributable to our contract with Financialnewsusa.com, a related party. Comparatively, in the three months ended February 28, 2005, we realized revenues of $62,500, attributable to services performed for FNUSA and Diamond I. The decrease in revenues represents a period-to-period decrease of 68%. We speculate the reason for the decline in revenues to be our lack of additional clients and sources of revenue generating capability. We do not have any long-term agreements to provide our services to any single customer or group of customers. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues. If we are unable to generate revenues, we may be unable to sustain our business and may subsequently cease operations.

Expenses

     Total expenses for the three month period ended February 28, 2006 were $22,154. In the comparable year ago period ended February 28, 2005, we incurred total expenses of $28,557. Aggregate expenses decreased approximately 43%, or $16,403.

     Our management attributes the general decrease to a lack of clientele and consequent decrease in expenditures “back office” operations supporting the servicing of clients, evidenced by general and administrative expenses decreasing $29,269, or 76%, from $38,557 in the three month period ended February 28, 2005 to $9,288 in the current period ended February 28, 2006. General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

     While general expenses decrease, we initiated research and development efforts, which caused us to spend $12,866 in the three months ended February 28, 2006. We did not conduct any research and development activities in the period ended February 28, 2005.

     We expect to continue to incur expenditures in the foreseeable future related to ongoing research and development and the expansion of our business operations. As we continue to pursue research and development efforts, we expect expenses to stabilize over the next several years. Unfortunately, we cannot accurately estimate the extent or impact of ongoing expenses.

Losses

     Our net loss totaled $2,154 for the period ended February 28, 2006, compared to a net loss of $23,943 in the prior period. This represents a narrowing deficit of 109%, or $26,097, in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

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

US BIODEFENSE, INC. (Registrant) August 26, 2006

Signed:	/s/ David Chin	President and

Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and

Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and

Print:	David Chin	Director