Form 10QSB
period 2006-08-31
US BIODEFENSE INC
filed 2006-10-16
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13
[X]	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended: August 31, 2006
Or
TRANSITION REPORT PURSUANT TO SECTION 13
[ ]	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from __________ to __________
Commission File Number: 000-31431

US BIODEFENSE, INC.
(Exact name of registrant as specified in its charter)

Utah	33-0052057
(State of Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

375 South 6th Avenue
City of Industry, California	91746
(Address of Principal Executive Offices)	(Zip Code)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,059,047

US Biodefense, Inc.

Table of Contents
Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Item 2. Management's Discussion and Plan of Operation	17
PART II - OTHER INFORMATION
Item 3. Controls and Procedures	19
Item 6. Exhibits	19
SIGNATURES	20

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

     The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	August 31,	November 30,
	2006	2005
Current assets
Cash and cash equivalents	$69,035	$17,223
Marketable securities	150,000	150,000
Accounts receivable	15,727	---
Inventory	73,447	---
Prepaid expenses	---	20,000

Total current assets	308,209	187,223

Property and equipment, net of accumulated depreciation of $59 and $-0- at
August 31, 2006 and November 30, 2005	2,418	---

Licenses	---	20,000
Deposits	1,000	1,000

Total assets	311,627	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	---	3,947
Accounts payable and accrued expenses	86,541	79,167
Due to related parties	19,013	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	37,500	101,667

Total current liabilities	152,650	196,189

Deferred taxes	19,150	19,150

Total liabilities	171,800	215,339

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.001 par value, 39,059,047 and 30,304,047 share issued
and outstanding	39,059	30,304
Additional paid in capital	4,234,531	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(4,164,613)	(3,841,356)

Total stockholders’ equity (deficit)	139,827	(7,116)

Total liabilities and stockholders’ equity (deficit)	$311,627	$208,223

See accompanying notes to financial statements

US Biodefense, Inc.
Statements of Operations
For the three and nine
months ended August 31, 2006 and 2005
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005

Revenues

Sales	$31,302	$---	$31,302	$---
Cost of sales	25,415	---	24,415	---
Gross margin	5,887	---	5,887	---

Consulting revenues	37,500	---	37,500	---
Revenues – Related parties	6,667	25,000	46,667	104,167

Expenses

Research and development expenses	---	---	23,171	---
General and administrative expenses	86,738	42,217	93,939	111,385
General & administrative expenses –	---	---	---	---
Related party	---	3,000	3,500	3,000
Stock issued for consulting services	270,200	---	270,200	---
Impairment of assets	22,500	---	22,500	---

Total expenses	379,438	45,217	413,310	114,385

Net income (loss)	$(329,384)	$(20,217)	$(323,256)	$(10,218)

Weighted average number of shares
outstanding - basic and fully diluted	34,885,714	10,101,349	31,831,269	10,101,349

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the nine months ended August 31, 2006 2005
(Unaudited)

	2006	2005

Cash flows from operating activities
Net income (loss)	$(323,256)	$(10,218)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	59	---
Impairment of assets	22,500	---
Stock issued for consulting services	270,200	---
Changes in operating assets and liabilities:
Accounts receivable	(15,727)	---
Inventory	(73,447)	---
Prepaid expenses	20,000	---
Bank overdraft	(3,947)	---
Accounts payable and accrued expenses	7,374	(377)
Deferred revenues	(64,167)	(4,166)

Net cash (used for) provided by operating activities	(160,411)	(14,761)

Cash flows from financing activities
Principal advance from (repayment to) related party	17,200	1,00
Proceeds from sale of common stock	200,000	---

Total cash flows from financing activities	217,200	1,000

Cash flows from investing activities
Purchase of investment	---	(9,000)
Purchase of licenses	(2,500)	---
Purchase of equipment	(2,477)	---

Total cash flows from (used for) investing activities	(4,977)	(9,000)

Increase (decrease in) cash and cash equivalents	51,812	(22,761)

Cash and cash equivalents, beginning of year	17,223	33,558

Cash and cash equivalents, end of year	$69,035	$10,797

Income taxes paid	$---	$---
Interest expense paid	$---	$---

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

The accompanying financial statements for the nine months ended August 31, 2006, include the accounts of the Company and its wholly-owned subsidiaries Stem Cell Research Institute, Inc.
and Emergency Disaster Systems, Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended
August 31, 2006 of $323,256 and at August 31, 2006, had an accumulated deficit of $4,164,613. In addition, the Company generates minimal revenue from its operations.
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

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary, with a view to moving forward with the development of the emergency preparedness, homeland security and biodefense products.

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

Revenue Recognition

Sales revenues and consulting revenues are realized or realizable and earned when all of the following criteria are met - there is persuasive evidence that an arrangement exists; delivery has occurred, or services have been rendered; the price to our customer is fixed or determinable; and collectibility is reasonably assured.

Accounts receivable of the Company are reviewed to determine if their carrying value has become impaired.
The Company considers the assets to be impaired if the balances are greater than six months old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory consists of purchased items held for resale.
Inventory will be monitored by Company management for excess and obsolete items, and will make the necessary valuation adjustment when required.

US Biodefense, Inc.
Notes to Financial Statements

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the nine month periods ended August 31, 2006 or 2005.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31,
2006 and August 31, 2005, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

US Biodefense, Inc.
Notes to Financial Statements

Stock-Based Compensation

Stock-Based Compensation

Effective January 1, 2006, the Company prospectively adopted FAS 123 R , Stock -Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123 R. Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

Prior to January 1, 2006, the Company measured compensation cost for stock-based employeee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No.
25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, the Company recognizes expense in accordance with FAS 123 and values the equity securities based on the fair value of the security on the date of grant.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities"
(an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidation Financial State-
ments). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements.
The general requirement to consolidate under ARB-51 is based on the presumption that an enter-
prise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying IN-46R.
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

US Biodefense, Inc.
Notes to Financial Statements

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

In June, 2005, the Financial Accounting Standards Board ('FASB") issued SFAS No. 154, Account-
ing Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3" ("SFAS No. 154").
SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition require-
mints specify to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in a accounting principle is impractical-
able. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retro-
spectively. Therefore, the reporting of a correction of an error by restating previously issued financial is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe its adoption in fiscal year 2007 will have a material impact on its results of operations or financial position.

In March, 2005, the SEC issued guidance on FASB SFAS 123R, "Share-Based Payments" ("SFAS
No. 123R"). Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simpli-
fying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) consider-
able judgment will be required by preparers to successfully implement SFAS no. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b)
expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility; and ( c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.

US Biodefense, Inc.
Notes to Financial Statements

The Company will apply the principles of SAAB 107 in conjunction with its adoption of SOFAS No.
123R.

In June, 2005, the Emerging Issues Task Force (EAT) issued No. 05-06, "Determining the Abort-
inaction Period of Leasehold Improvements Acquired in a Business Combination" (EAT No. 05-06).
EAT No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reason-
ably assured upon the acquisition of the purchase. The guidance in EAT No. 05-06 will be applied prospectively and is effective for periods beginning afar June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

Note 2 - Marketable Securities Available For Sale

On May 11, 2005, the Company entered into an agreement with a Partner. The Company will assist the Partner in identifying opportunities for commercialization of their listed technologies, while main-
taining the confidentiality of the Partner.

As compensation for providing these services, the Partner gave the Company 5,000,000 shares of
Section 144 stock which is restricted from sale for twelve months from date of issue, May 11, 2005.
The agreement is for a period of twenty four months.

The Company recorded the stock at the value of the services to be provided which is estimated to be
$100,000. The Company recorded revenue for the six month period from May through November,
2005 in the amount of $25,000, and $37,500 for the nine month period ended August 31, 2006. The balance of $37,500 is included as deferred revenues on the balance sheet.

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

Having passed the initial validation phase, the Company is working toward a full licensing relation-
ship and will begin pre-clinical analysis of how the cell line can be utilized. The Company is considering investigating the stem cells applications in combating ALS and Parkinson's disease.

US Biodefense, Inc.
Notes to Financial Statements

The licenses are for periods of ten to twenty years. The Company will review the licenses at least annually. When necessary, we record changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of the respective asset.

At August 31, 2006, the Company management determined that the value of the licenses had become impaired since the Company was no longer pursuing stem cell research. The balance of $27,500 has been charged to operations, and is included in expenses on the operating statement for the nine months ended August 31, 2006.

Note 4 - Notes Payable (Including Related Parties)

As of November 30, 2005, an officer and director of the Company loaned the Company a total of
$4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of August 31, 2006, the amount owed is $1,313.

In July, 2006, an officer of the Company loaned the Company $17,700. The loan bears no interest and is due upon demand. As of August 31, 2006, the amount owed is $17,700.

Note 5 - Deferred Revenues (Including Related Parties)

On May 1, 2004, the Company entered into an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News. Financialnewsusa.com, Inc. is a
related party due to a common officer and director.

The deferred portion of the agreement described in Note 2 totals $37,500 at August 31, 2006.

Note 6 - Comprehensive income

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

Note 7 - Income Taxes

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

Note 8 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 9 - Concentrations

Financialnewsusa.com, Inc. is a related party due to a common officer and director, and represented
40% of the revenues generated by the Company for the nine months period ended August 31, 2006.

Note 10- Other Information

During August, 2006, the Company incorporated Emergency Disaster Systems, Inc. The Company is a
retailer of emergency disaster equipment.

Note 11 - Common Stock Transactions

During the nine months ended August 31, 2006, the Company issued 2,000,000 shares of common stock and received proceeds of $200,000.

During the nine months ended August 31, 2006, the Company issued 6,755,000 shares of common stock to three entities as consulting fees totaling $270,200.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about US Biodefense, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.
We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, UBDE’s actual results may differ materially from those indicated by the forward-
looking statements.

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

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California
corporation engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in EDS for an aggregate of $25,000 in cash. EDS was originated by Charles Wright in 1989 to provide earthquake preparedness supplies to communities in California. EDS currently serves Emergency Medical Services and mass casualty rapid response systems, as well as local communities, government agencies and Fortune 500 companies with innovative emergency preparedness technology, systems and services. EDS is currently a wholly-owned subsidiary of
US Biodefense.

Results of Operations

Revenues

Our aggregate revenues for the three months ended August 31, 2006 were $75,469. Revenues consisted of
$6,667 attributable to the October 15, 2005 renewal of the agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $40,000, for which we were paid in advance the entire balance of the contract. We also recognized $37,500 in deferred revenues attributed to stock received in advance for services to be provided, which stock was received on May 11, 2005. The remainder of revenues earned in the three and nine months ended August 31, 2006, $31,302, was generated from our wholly-owned subsidiary, Emergency Disaster Systems, Inc., which we acquired in August of 2006. After accounting for cost of sales for the three month period ended August 31,
2006, in the amount of $25,415, our gross profit was $50,054.

During the three month period ended August 31, 2005, we generated revenues of $25,000, which we earned from our October 15, 2005 agreement with Financialnewsusa.com. Without cost of sales incurred during the period, our gross profit was $25,000.

In the nine months ended August 31, 2006, we generated total revenues of $115,469, of which $31,302 was generated from sales by EDS, our wholly-owned subsidiary, $37,500 was earned from our May 11, 2005 agreement, for which stock was received as payment and $46,667 was earned from our October 15, 2006 agreement with
Financialnewsusa.com. Taking into consideration cost of sales of $25,415 during the nine month period ended August
31, 2006, our gross profit was $90,054.

We generated $104,167 in revenues during the nine month period ended August 31, 2005. All of these revenues were earned from our service agreements with Financialnewsusa.com, a related party. Our resultant gross profit was $104,167 during this period.

We cannot guarantee that we will be able to attract future customers and continue to generate sales. In the year ago period, we did not generate any revenues.

Expenses

Total expenses for the three months ended August 31, 2006 were $379,438, consisting materially of $270,200 for stock issued to consultants for services and $86,738 in general and administrative expenses. Additionally, we have recorded $22,500 as an impairment to our license agreements related to stem cell research. In the comparable year ago three month period ended August 31, 2005, our total expenses were $45,217, consisting primarily of $42,217 in general and administrative expenses and $3,000 in general and administrative expenses paid to a related party. We believe total expenses for the three months ended August 31, 2006 were significantly higher than the comparable period ended
August 31, 2005 because of our acquisition of EDS and the hiring of independent consultants in an effort to increase our revenue generating potential and explore additional business ventures.

During the nine months ended August 31, 2006, we incurred $413,310 in total expenses, of which $270,200 is attributable to stock issued for consulting services, $93,939 was paid for general and administrative costs, research and development costs of $23,171 was paid, $22,500 was recorded as an impairment of license agreements and $3,500 was paid to a related party for general and administrative fees. In the year ago nine month period ended August 31, 2005, we incurred $114,385 in total expenses, all of which was related to general and administrative expenses in the amount of $111,385 and general and administrative expenses paid to a related party in the amount of $3,000. As was the case during the three months ended August 31, 2006, our acquisition of EDS and the hiring of outside consultants contributed to the significant increase in aggregate expenses.

Net Income (Loss)

We incurred a net loss of $329,384 for the most recent quarter ended August 31, 2006. In comparison, we incurred a net loss from operations in the amount of $20,217 in the year ago three month period. The key factor providing this change: namely, our expenses were significantly higher in the current period as opposed to a year ago because of stock issued to consultants and the impairment of assets.

For the nine months ended August 31, 2006, we incurred a net loss of $323,256, as opposed to a net loss of
$10,218 in the prior nine month period ended August 31, 2005. The difference is attributable mainly to the level of expenditures in the period ended August 31, 2006 being higher in the current period.

Liquidity and Capital Resources

We have limited cash on hand, in the amount of $69,035 as of August 31, 2006, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt,
David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of August 31, 2006, David Chin loaned us a total of $4,312 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of August 31, 2006, the amount owed is $1,313. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.

On August 7, 2006, we sold 2,000,000 shares of our restricted common stock at a price per share of $0.10, for gross cash proceeds of $200,000, to Equity Solutions, Inc., a California corporation. This sale was conducted privately between US Biodefense and Equity Solutions, not involving any solicitation or advertising, and was not underwritten.

Notwithstanding cash provided by our President and received from Equity Solutions, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

We have also paid outside consultants with our common stock in lieu of cash for services provided to us. As of August 31, 2006, we have issued an aggregate of 6,775,000 shares of our common stock for aggregate consulting fees in the amount of $270,200.

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
However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Our management is required to apply their judgment in evaluating the cost-
benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On August 7, 2006, we sold 2,000,000 shares of our restricted common stock at a price per share of $0.10, for gross cash proceeds of $200,000, to Equity Solutions, Inc., a California corporation, pursuant to a Stock Purchase
Agreement. This sale was conducted privately between US Biodefense and Equity Solutions, not involving any solicitation or advertising, and was not underwritten. At the time of the issuance, Equity Solutions was given, and had fair access to, information about our company. The shares bear a restrictive transfer legend. The issuance of stock to
Equity Solutions was made in accordance with an exemption from registration contained in Section 4(2) of the
Securities Act of 1933.

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
e. By-Laws of the Company. Incorporated by reference herein filed as Exhibit (e) to Form
10SB12G filed on September 1, 2000.
f. Certificate of Amendment to Articles of Incorporation filed May 13, 2003. Incorporated by reference herein filed as Exhibit 3 to Form 10-QSB filed on July 15, 2003.

31	Rule 13a-14(a)/15d-14(a) Certifications
David Chin

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Date of
Form 8-K	Item(s) Reported

08/14/2006	Items 2.01, 3.02 and 9.01

08/30/2006	Items 1.01, 5.02 and 9.01

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.
(Registrant)

October 14, 2006

Signed:	/s/ David Chin	President and
Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director