Form 10KSB/A
period 2005-11-30
US BIODEFENSE INC
filed 2007-02-21
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to
Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Transition Period from	to

Commission File Number 000-31431

US BIODEFENSE, INC.
(Name of small business issuer in its charter)

	Utah	33-0052057
	(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

	13674 E. Valley Blvd.	91746
City of Industry, CA
	(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (626) 961-8039

Securities Registered Pursuant to Section 12(b) of the Act: NONE

	Title of each class	Name of each exchange on which registered

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-
KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2)
any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
PART I		3
ITEM 1.	BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
PART II		12
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION		13
ITEM 7.	FINANCIAL STATEMENTS	16
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE		33
ITEM 8A. CONTROLS AND PROCEDURES		33
ITEM 8B. OTHER INFORMATION		34
PART III		34
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT		34
ITEM 10.	EXECUTIVE COMPENSATION	35
ITEM 11.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS	36
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	38
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	38
SIGNATURES		39

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

On May 11, 2005 we entered into a 24-month patent listing and technology transfer alliance agreement with Diamond I Inc. (OTC BB:DMOI.OB - News), a developer of wireless handheld gaming products. As consideration, we received 5,000,000 shares of the common stock of Diamond I. Under the agreement, U.S.
BioDefense will market the intellectual property on its technology transfer exchange web site www.T2X.us. We will focus on assisting Diamond I in generating new revenue channels from potential licensees in order to rapidly bring to market its patent pending biometric security technology. Sellers such as scientists, government agencies, corporations and Universities with technology they wish to out-license provide either an online listing or non-confidential descriptions of their technologies. Each day, buyers can search information online or be matched with confidential opportunities with interests and send complete information to all parties. The site is aggregated so users can freely access VA, SBA, EPA, FEMA, NTTC, and NASA's collection of technologies.

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

Business of Issuer

Principal Products and Principal Markets

We plan to evaluate the economic potential of new biological technologies as we discover them. We are not in the business of researching and developing such technologies ourselves. US Biodefense plans to license intellectual property from researchers or organizations to evaluate its commercial feasibility. We plan to develop relationships with universities and private entities to utilize research facilities and manpower to appraise the marketability of the technologies. In the event a technology is found to have viable commercial applications, we will seek third-parties to manufacture items for sale to government and corporate customers. We will rely on marketing, distribution and co-
promotion agreements for the dissemination of the items produced.

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

In January 2003, President Bush announced Project BioShield with the intention of accelerating the availability of effective countermeasures against bioterrorism. If passed, Project BioShield would increase the NIH’s authorities and flexibility to facilitate the development of new products for biodefense, establish a U.S. Food and Drug
Administration (“FDA”) emergency use authorization and provide an efficient mechanism for biodefense vaccine purchase. In July 2003, the U.S. House of Representatives passed the Project BioShield legislation by a vote of 421-to-
2. The legislation is pending approval in the U.S. Senate.

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

Periodic Reports with the SEC

We are a reporting issuer with the Securities and Exchange Commission. We file annual reports on Form 10-
KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

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

Quarter Ended	High	Low

November 30, 2005	$ 5.00	$ 2.50
August 31, 2005	$ 5.25	$ 4.00
May 31, 2005	$ 6.40	$ 4.00
February 28, 2005	$13.33	$ 6.33

November 30, 2004	$ 6.58	$ 6.00
August 31, 2004	$ 7.083	$ 4.333
May 31, 2004	$ 5.00	$ 3.35
February 28, 2004	$ 7.00	$ 3.35

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

Results of Operations

Revenues

Our revenues totaled $159,166 for the current fiscal year ended November 30, 2005, compared to $29,167 for the fiscal year ended November 30, 2004. The increase in revenues represent a year-over-year increase of 446%, which was due in part to our contracts with Financialnewsusa.com and Diamond I, Inc. Of the $159,166 in revenues generated during the year ended November 30, 2005, a total of $134,166 has been recognized from our agreement with
Financialnewsusa.com, to which we provided biodefense-related industry news and information to
Financialnewsusa.com. The balance of our revenues earned in the year ended November 30, 2005, or $25,000, is attributable to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties.

Revenues for the year ended November 30, 2004, in the amount of $29,167, were attributable solely to the
May 1, 2004 agreement with Financialnewsusa.com, a related party, to provide consulting services to them in exchange for $50,000, for which we were paid in advance the entire balance of the contract.

Other than our agreement with Financialnewsusa.com and Diamond I, we do not have any long-term agreements to provide our services to any single customer or group of customers. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

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

ITEM 7. FINANCIAL STATEMENTS

The following documents (pages F-1 to F-13) form part of the report on the Financial Statements

PAGE

Independent Auditor’s Report	F-1
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Comprehensive Income	F-4
Consolidated Statement of Stockholders’ Equity (Deficit)	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Financial Statements	F-7

E. Randall Gruber, CPA, PC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
US BIODEFENSE, INC.

I have audited the accompanying consolidated balance sheets of US Biodefense, Inc. as of November 30, 2005 and 2004
and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

US Biodefense, Inc.
Consolidated Statement of Cash Flows
For the years ended November 30, 2005 and 2004
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(46,002)	$(28,964)
Adjustments to reconcile net loss to net cash used in
operating activities:
Consulting services paid by receipt of stock	(25,000)	----
Changes in operating assets and liabilities:
Prepaid services – Related party	(20,000)	----
Prepaid expenses	----	37,000
Accounts payable	78,791	376
Bank overdraft	3,947	---
Deferred revenues	5,834	20,833
Accrued income taxes	9,596	----
Notes payable – Related party	---	---

Net cash used by operating activities	7,166	29,245

Cash flows from financing activities:
Payment on long-term debt – Related parties	(2,501)	---
Additional loans from related parties	---	4,313
Total cash flow from financing activities	(2,501)	4,313

Cash flows from investing activities:
Acquisition of licenses	(20,000)	----
Increase in deposits	(1,000)	----

Total cash flows from investing activities	(21,000)	----

Increase in cash and cash equivalents	(16,335)	33,558

Cash and cash equivalents, beginning of year	33,558	---

Cash and cash equivalents, end of year	$17,223	$33,558

Income taxes paid	$----	$----
Interest expense paid	----	----

Supplemental schedule of noncash investing and financing activities:

The Company acquired marketable equity securities with a fair market value of $150,000 in exchange for consulting services.
In conjunction with the acquisition, the Company acquired the following liabilities:

Deferred income	$125,000
Other comprehensive income to represent the increase in
fair value of this marketable equity security	25,000

	$150,000

See accompanying notes to financial statements.
F-6

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

Revenue Recognition

The Company recognizes revenues when all of the criteria in SAB 104, Topic 13 - Revenue Recog-
nition are met. Revenues are realized or realizable and earned when there exists persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the Company's price to it's customer is fixed or determinable, and collectibility is reasonably assured.

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
F-12

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

Note 2 - Marketable Securities Available For Sale

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

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.
SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2005, the fair market value of common equity securities with a cost of $100,000 was $150,000. The unrealized gain of $50,000, net of the related income tax cost of $19,150 is included as a component of other comprehensive income.

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
F-14

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

	During the year ended November 30, 2005, we shared office space with David Chin, our President. We paid a total of $36,000 during the year for rent and miscellaneous shared overhead such as a receptionist, various office equipment and furniture and utilities expense.

	As of November 30, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed is $1,812.

	Office space and services are provided without charge by David Chin, a director and shareholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation of Teal Eyes, Inc. *
	b.	Amendment to Articles of Incorporation of Teal Eyes, Inc. *
	c.	Amendment to Articles of Incorporation of Terzon Corporation. *
	d.	Amended and Restated Articles of Incorporation of Candy Stripers Candy Corp. *
	e.	By-Laws of the Company. *
	f.	Certificate of Amendment to Articles of Incorporation filed May 13, 2003. **

10	Material Contracts
	a.	Consulting Agreement with Shannon S. Eaker, Ph.D. ***
	b.	Option Agreement with UCL Biomedica ***
	c.	Option Agreement with The University of Texas M. D. Anderson Cancer Center ***
	d.	High Technology & Patent Listing Agreement with Diamond I, Inc.
	e.	Option Agreement with The University of British Columbia ***
	f.	Consulting Agreement with Financialnewsusa.com, Inc.	***

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*	Incorporated by reference herein filed as en exhibit to Form 10SB12G filed on September 1, 2000.
**	Incorporated by reference herein filed as Exhibit 3 to Form 10-QSB filed on July 15, 2003.
***	Incorporated by reference herein filed as an exhibit to Form 10-KSB/A filed on August 29, 2006

FORM 8-K
Date Filed	Item(s) Reported

03/18/2005	Items 4.01 and 9.01
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

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	February 8, 2007
David Chin	President

/s/ David Chin	Treasurer and	February 8, 2007
David Chin	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

US BIODEFENSE, INC.

Signature	Title	Date

/s/ David Chin	Chief Executive Officer and	February 20, 2007
David Chin	President

/s/ Cyndi Chen	Director	February 20, 2007
Cyndi Chen

/s/ David Chin	Treasurer and	February 20, 2007
David Chin	Chief Financial Officer
