Form 10QSB/A
period 2006-05-31
US BIODEFENSE INC
filed 2007-02-21
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Amendment No. 1 to FORM 10-QSB

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

US Biodefense, Inc.

Table of Contents
Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Item 2. Management's Discussion and Plan of Operation	17
PART II - OTHER INFORMATION
Item 3. Controls and Procedures	19
Item 6. Exhibits	19

21</

SIGNATURES	R>

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

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	May 31,	November 20,
	2006	2005

Current assets
Cash and cash equivalents	$9,037	$17,223
Marketable securities	150,000	150,000
Prepaid expenses	----	20,000

Total current assets	159,037	187,223

Licenses	30,000	20,000
Deposits	1,000	1,000

Total assets	190,037	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	132	3,947
Accounts payable	79,167	79,167
Notes payable – Related party	1,313	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	87,667	101,667

Total current liabilities	171,875	196,189

Deferred taxes	19,150	19,150

Total liabilities	191,025	215,339

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.0001
par value, 30,304,047 share issued and outstanding	30,304	30,304
Additional paid in capital	3,773,086	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(3,835,228)	(3,841,356)

Total stockholders’ equity (deficit)	(988)	(7,116)

Total liabilities and stockholders’ equity (deficit)	$190,037	$208,223

See accompanying notes to financial statements

US Biodefense, Inc.
Statements of Operations
For the three and six
months ended May 31, 2006 and 2005
(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2006	2005	2006	2005

Revenues	$20,000	$16,667	$40,000	$79,167

Research and development expenses	10,305	---	23,171	---
General and administrative expenses	913	30,611	7,201	69,168
General & administrative expenses –	---	---	---	---
Related party	500	---	3,500	---

Total expenses	11,718	30,611	33,872	69,168

Net income (loss)	$(8,282)	$(13,944)	$6,128	$9,999

Weighted average number of shares
outstanding - basic and fully diluted	30,304,047	10,101,349	30,304,047	10,101,349

Basic and diluted net income (loss)
per common share	$0.00	$(0.00)	$0.00	$0.00

See accompanying notes to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the six months ended May 31, 2006 2005
(Unaudited)

	2005	2005

Cash flows from operating activities
Net income (loss)	$6,128	$9,999
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for payroll – Related party
Stock issued for prepaid payroll – Related party
Stock issued for prepaid services
Changes in operating assets and liabilities:
Prepaid expenses	20,000	---
Bank overdraft	(3,815)	---
Accounts payable	---	(377)
Deferred revenues	(20,000)	20,834
Notes payable – Related party	(499)	---

Net cash used for (provided by) operating activities	1,814	30,456

Cash flows from investing activities
Purchase of licenses	(10,000)	---

Increase (decrease in) cash and cash equivalents	(8,186)	30,456

Cash and cash equivalents, beginning of year	17,223	30,456

Cash and cash equivalents, end of year	$9,037	$64,014

Supplemental schedule of noncash investing and financing activities:

The Company acquired marketable equity securities with a fair market value of $150,000 in exchange for consulting services.

In conjunction with the acquisition, the Company acquired the following liabilities:

Deferred income	$125,000

Other comprehensive income to represent the increase in

fair value of this marketable equity security	25,000

	$150,000

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

US Biodefense, Inc. Notes to Financial Statements

Note 2 - Marketable Securities Available For Sale

On May 11, 2005, the Company entered into an agreement with a Partner. The Company will assist the Partner in identifying opportunities for commercialization of their listed technologies, while maintaining the confidentiality of the Partner.

As compensation for providing these services, the Partner gave the Company 5,000,000 shares of Section 144 stock which is restricted from sale for twelve months from date of issue, May 11, 2005. The agreement is for a period of twenty four months.

The Company recorded the stock at the value of the services to be provided which is estimated to be $100,000. The Company recorded revenue for the six month period from May through November, 2005 in the amount of $25,000, with the balance of $75,000 included as deferred revenues on the Company's balance sheet at May 31, 2006.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board. SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At May 31, 2006, the aggregate fair market value of common equity securities with a cost of $100,000 was $150,000, based upon the quoted price. The unrealized loss of $50,000, net of the related income tax benefit of $19,150 in included as a component of other comprehensive income.

Note 3 - Licenses

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

Note 10 - Concentrations

There is one customer that represents 100% of the Company's total revenues for the six months ended May 31, 2006. The customer is a related party that represented 100% of the revenues for the six months ended May 31, 2006.

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

Results of Operations Revenues

     Our revenues totaled $20,000 for the three months ended May 31, 2006, compared to $16,667 for the second quarter ended May 31, 2005. Revenues for the current fiscal quarter were attributable solely to the October 15, 2005 renewal of the agreement with Financialnewsusa.com, a related party, to provide biodefense-related industry news and information to them in exchange for $40,000, for which we were paid in advance the entire balance of the contract. In the year ago three month period ended May 31, 2005, our revenues of $16,667 were generated solely from our agreement with Financialnewsusa.com.

     During the six months ended May 31, 2006, we generated $40,000 in revenues, as opposed to revenues of $79,167 in the prior six month period ended May 31, 2005. The decrease in revenues in the comparable six month periods is attributable to the lower contracted service price with Financialnewsusa.com.

     Financialnewsusa.com is currently our only customer, which represents all of our revenues generated during the three and six months ended May 31, 2006. We cannot guarantee that we will be able to attract future customers and continue to generate sales.

Expenses

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit

Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

	a.	Articles of Incorporation of Teal Eyes, Inc. *

	b.	Amendment to Articles of Incorporation of Teal Eyes, Inc. *

	c.	Amendment to Articles of Incorporation of Terzon Corporation. *

	d.	Amended and Restated Articles of Incorporation of Candy Stripers Candy Corp. *

	e.	By-Laws of the Company. *

	f.	Certificate of Amendment to Articles of Incorporation filed May 13, 2003. **

10	Material Contracts

	a.	Consulting Agreement with Shannon S. Eaker, Ph.D. ***

	b.	Option Agreement with UCL Biomedica***

	c.	Option Agreement with The University of Texas M. D. Anderson Cancer Center***

	d.	High Technology & Patent Listing Agreement with Diamond I, Inc. ***

	e.	Option Agreement with The University of British Columbia***

	f.	Consulting Agreement with Financialnewsusa.com, Inc. ***

31	Rule 13a-14(a)/15d-14(a) Certifications

	a.	David Chin

	b.	Marcia Marcus

	c.	Scott Perren

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*	Incorporated by reference herein to Form 10SB12G filed on September 1, 2000.

**	Incorporated by reference herein to Form 10-QSB filed on July 15, 2003.

*** Incorporated by reference herein to Form 10-KSB/A filed on August 29, 2006.

Date of

Form 8-K	Item(s) Reported

03/18/2005	Items 4.01 and 9.01

(Amendments filed April 1, 2005 and April 5, 2005)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC. (Registrant) February 20, 2007

Signed:	/s/ David Chin	President and

Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and

Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and

Print:	David Chin	Director

-21-