Form 10QSB/A
period 2006-08-31
US BIODEFENSE INC
filed 2007-02-21
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #1
to

FORM 10-QSB/A

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

US Biodefense, Inc.

Table of Contents
	Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheet	4

Statements of Operations	5

Consolidated Statements of Stockholders’ Equity	6

Statements of Cash Flows	7

Notes	8

Item 2. Management's Discussion and Plan of Operation	23

Item 3. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities	26

Item 6. Exhibits	26

SIGNATURES	27

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

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	August 31,	November 30,
	2006	2005
	(Restated)
Current assets
Cash and cash equivalents	$59,834	$17,223
Marketable securities	150,000	150,000
Accounts receivable	10,634	---
Inventory	90,947	---
Prepaid expenses	---	20,000

Total current assets	311,415	187,223

Property and equipment, net of accumulated depreciation of $59 and $-0- at
August 31, 2006 and November 30, 2005	2,418	---
Customer list	7,500	---
Licenses	---	20,000
Deposits	1,000	1,000

Total assets	322,333	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	---	3,947
Accounts payable and accrued expenses	85,050	79,167
Due to related parties	---	1,812
Accrued income taxes	9,596	9,596
Deferred revenues	37,500	101,667

Total current liabilities	132,146	196,189

Deferred taxes	19,150	19,150

Total liabilities	151,296	215,339

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, $.001 par value, 39,059,047 and 30,304,047 share issued
and outstanding	39,059	30,304
Additional paid in capital	4,234,531	3,773,086
Other comprehensive deficit	30,850	30,850
Accumulated deficit	(4,134,403)	(3,841,356)

Total stockholders’ equity (deficit)	171,037	(7,116)

Total liabilities and stockholders’ equity (deficit)	$322,333	$208,223

See accompanying notes to financial statements

F1

US Biodefense, Inc.
Statements of Operations
For the three and nine
months ended August 31, 2006 and 2005
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2006	2005	2006	2005
	(Restated)		(Restated)

Revenues

Sales of tangible products	$31,326	$---	$31,326	$---
Revenue from services	37,500	---	37,500	---
Revenues – Related parties	31,667	25,000	71,667	104,167

Total revenues	100,493	25,000	140,493	104,167

Cost of tangible products sold	28,820	---	28,820	---

	71,673	25,000	111,673	104,167

Expenses

Research and development expenses	---	---	23,171	---
General and administrative expenses	78,148	42,217	85,349	111,385
General & administrative expenses –
Related party	---	3,000	3,500	3,000
Stock issued for consulting services	270,200	---	270,200	---
Impairment of assets	22,500	---	22,500	---

Total expenses	370,848	45,217	404,720	114,385

Net income (loss)	$(299,175)	$(20,217)	$(293,047)	$(10,218)

Weighted average number of shares
outstanding - basic and fully diluted	34,885,714	10,101,349	31,831,269	10,101,349

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements

F2

US Biodefense, Inc.
Consolidated Statements of Stockhodlers’ Equity
For the period ended August 31, 2006

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, November 30, 2003	10,101,349	$ 10,101	$3,793,289	$(3,766,390)	$---	$37,000

Net loss for the year ended November 30, 2004	---	---	---	(28,964)	---	(28,964)

Balance November 30, 2004	10,101,349	10,101	3,793,289	(3,795,354)		8,036

Three for one stock split	20,202,698	20,203	(20,203)

Change in unrealized gain on available for sale
securities, net of tax effects of $ 19,150					30,850	30,850
						---
Net loss for the year ended November 30, 2005				(46,002)		(46,002)

Balance, November 30, 2005	30,304,047	$ 30,304	$3,773,086	$(3,841,356)	$30,850	$(7,116)

Stock issued for cash	2,000,000	2,000	198,000			200,000

Stock issued for consulting services	6,755,000	6,755	263,445			271,200

Capitalization of acquired company			1,000

Net loss for the nine months ended
August 31, 2006				(293,047)		(293,047)

Balance, August 31, 2006	39,059,047	$ 39,059	$4,235,531	$(4,134,403)	$30,850	$171,037

See accompanying notes to financial statements
F3

US Biodefense, Inc.
Statement of Cash Flows
For the nine months ended August 31, 2006 2005
(Unaudited)

	2006	2005
	(Restated)

Cash flows from operating activities
Net income (loss)	$(293,047)	$(10,218)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	59	---
Impairment of assets	22,500	---
Stock issued for consulting services	270,200	---
Changes in operating assets and liabilities:
Accounts receivable	(10,633)	---
Inventory	(90,947)	---
Prepaid expenses	20,000	---
Bank overdraft	(3,947)	---
Accounts payable and accrued expenses	5,882	(377)
Deferred revenues	(64,167)	(4,166)

Net cash (used for) provided by operating activities	(144,100)	(14,761)

Cash flows from financing activities
Principal advance from (repayment to) related party	(1,812)	1,00
Proceeds from sale of common stock	201,000	---

Total cash flows from financing activities	199,188	1,000

Cash flows from investing activities
Purchase of investment	---	(9,000)
Purchase of customer list	(7,500)	---
Purchase of licenses	(2,500)	---
Purchase of equipment	(2,477)	---

Total cash flows from (used for) investing activities	(12,477)	(9,000)

Increase (decrease in) cash and cash equivalents	42,611	(22,761)

Cash and cash equivalents, beginning of year	17,223	33,558

Cash and cash equivalents, end of year	$59,834	$10,797

Income taxes paid	$---	$---
Interest expense paid	$---	$---

Supplemental schedule of noncash investing and financing activities:

The Company acquired marketable equity securities with a fair market value of $150,000 in exchange for consulting services.
In conjunction with the acquisition, the Company acquired the following liabilities:

Deferred income	$125,000
Other comprehensive income to represent the increase in
fair value of this marketable equity security	50,000

	$150,000

See accompanying notes to financial statements
F4

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
F5

US Biodefense, Inc.
Notes to Financial Statements

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

The Company recognizes revenue from the sale of products, and from the performance of services to both related and non-related parties. The Company recognizes revenue from the sale of products on the gross amount charged basis. Under this method of recording the sale of products, the cost of goods sold reflects the cost of the goods sold to the customer plus the Company's cost of executing the transaction.
the Company has chosen this method since it takes ownership of the products that it purchases for resale and assumes the risks and rewards of ownership of the goods.

For sale of products, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the contract price is fixed or determinable, title and risk of loss has passed to the customer and collection is reasonably assured. The Company's sales are typically not subject to rights of return and, historically, sales returns have not been significant.

Revenues from services are recognized upon provision of services to the customer. Unearned service revenue is deferred and recognized ratably over the duration of the service term.

Accounts receivable of the Company are reviewed to determine if their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than six months old management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest.

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

F6

US Biodefense, Inc.
Notes to Financial Statements

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

Shipping and Handling

Costs incurred by the Company for shipping and handling are included in costs of revenues.

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

F7

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

F8

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
F9

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
F10

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
F11

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
F12

US Biodefense, Inc.
Notes to Financial Statements

As of August 31, 2006, the Company management determined that the value of the licenses had become impaired since the Company was no longer pursuing stem cell research. This determination was based on the resignation of the head of the Company's stem cell research department and the inability to locate a replacement at an economically feasible compensation package. The resignation was effective during the Company's third quarter.

A reconciliation of the license assets to the amount deemed as impaired is as follows:

Balance, August 31, 2006	$ 30,000
Additions	2,500
License balance due, but cancelled	(10,000)
	$ 22,500

Note 4 - Deferred Revenues (Including Related Parties)

On May 1, 2004, the Company entered into an agreement with Financialnewsusa.com, Inc., to develop content for its' Biodefense Industry News. Financialnewsusa.com, Inc. is a
related party due to a common officer and director.

The deferred portion of the agreement described in Note 2 totals $37,500 at August 31, 2006.

Note 5 - Comprehensive income

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

Note 6 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the year ended November 30, 2005:

Current income taxes payable:
Federal		$8,780
State		816
		9,596

Deferred tax expense relating to change in
unrealized gains (losses) on available
for-sale securities:
Federal		17,500
State		1,550
		19,050

F13

US Biodefense, Inc.
Notes to Financial Statements

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:
			Impact on
		Amount	Rate
Income tax at federal rate		(12,742)	35.00%
State tax, net of federal effect		815	-2.24%
Permanent differences		70,020	-192.33%
Net operating loss deduction		(48,497)	133.21%

		9,596	-26.36%

Note 7 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 8 – Related parties and Concentrations

Financialnewsusa.com, Inc. is a related party due to a common officer and director, and represented
40% of the revenues generated by the Company for the nine months period ended August 31, 2006.

Note 9 - Acquisition

On August 7, 2006, the Company acquired 100% of the outstanding stock of Emergency Disaster
Systems, Inc. (EDS) a retailer of emergency disaster equipment. EDS was incorporated on July 17,
2006, by its majority stockholder who had been in the disaster prepardness industry for over seventeen years experience. The Company paid $25,000 in cash for the stock. The Company has recorded the transaction as follows:

Inventory	$ 17,500
Customer list	7,500
	$ 25,000

Note 10 - Common Stock Transactions

During the nine months ended August 31, 2006, the Company issued 2,000,000 shares of common stock and received proceeds of $200,000.

During the nine months ended August 31, 2006, the Company issued 6,755,000 shares of common stock to three entities as consulting fees totaling $270,200.

F14

US Biodefense, Inc.
Notes to Financial Statements

		Value per
	Shares	Share		Total
Date Issued	Issued	$	Valuation method	$

June 8, 2006	10,000	0.04	Performance commitment date	400
June 20, 2006	100,000	0.04	Performance commitment date	4,000
June 29, 2006	125,000	0.04	Performance commitment date	5,000
July 5, 2006	20,000	0.04	Performance commitment date	800
July 12, 2006	500,000	0.04	Performance commitment date	20,000
July 24, 2006	1,000,000	0.04	Performance commitment date	40,000
July 25, 2006	1,000,000	0.04	Performance commitment date	40,000
August 1, 2006	2,000,000	0.04	Performance commitment date	80,000
August 31, 2006	2,000,000	0.04	Performance commitment date	80,000
	6,755,000			270,200
The Company applies the provisions of EITF 96-18, "Accounting for Equity Instruments that are issued to
Other Than Employees for Acquiring , or in conjunction with Selling Goods or Services" (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date at which the counterparty's performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our statements of operations. For the three months period ended August 31, 2006, the performance commitment date was July 18, 2006.

Note 11 - Restatement of Consolidated Financial Statements

The Company is amending it's quarterly report on Form 10Q for the quarter ended August 31, 2006 to restate it's condensed consolidated financial statements for the three month and nine month periods ended August 31, 2006 and the related disclosures.

In December 31, 2006, the Company discovered that there were errors in the accounting records of
Emergency Disaster Systems, Inc., the subsidiary that was acquired on August 7, 2006. The Company has corrected the accounting errors, and has inititated internal control procedures to make certain that the types of errors that went undetected previously would be detected and corrected prior to the issuance of financial statements.

The Company is restating the aforementioned financial statements to correct the accounting errors. The restatement impact through August 31, 2006 of these errors are summarized in the table below:

F15

US Biodefense, Inc.
Notes to Financial Statements

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of August 31, 2006:
	As
	Previously		As
	Reported	Adjustment	Restated
Cash and cash equivalents	69,035	$ (9,201)	$ 59,834
Marketable securities	150,000	--	150,000
Accounts receivable	15,727	(5,094)	10,633
Inventory	73,447	17,500	90,947
Total current assets	308,209	3,205	311,414

Property and equipment	2,418	--	2,418
Customer list		7,500	7,500
Deposits	1,000	--	1,000
Total assets	311,627	10,705	322,332

Accounts payable and accrued
expenses	86,541	(1,492)	85,049
Due to related parties	19,013	(19,013)	--
Accrued income taxes	9,596	--	9,596
Deferred revenues	37,500	--	37,500
Total current liabilities	152,650	(20,505)	132,145

Deferred taxes	19,150	--	19,150
Total liabilities	171,800	(20,505)	151,295

Common stock	39,059	--	39,059
Additional paid-in capital	4,234,531	1,000	4,235,531
Other comprehensive income	30,850	--	30,850
Accumulated deficit	(4,164,613)	30,210	(4,134,403)
Total stockholders' equity	139,827	31,210	171,037

Total liabilities and stock-
holders' equity	$ 311,627	$ 10,705	$ 322,332

F16

US Biodefense, Inc.
Notes to Financial Statements

The following is a summary of the specific income statement accounts as reported and as affected by the restatement for the three month periods ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Sales of tangible products	$31,302	$24	$31,326
Revenues from services	37,500	--	37,500
Revenues - Related parties	6,667	25,000	31,667
Total revenues	75,469	25,024	100,493

Cost of tangible products sold	25,415	3,405	28,820

	50,054	21,619	71,673

General and administrative	86,738	(8,590)	78,148
General and administrative -
Stock issued for consulting	270,200	--	270,200
Impairment of assets	22,500	--	22,500
Total expenses	379,438	(8,590)	370,848

Net loss	$(329,384)	$30,209	$(299,175)

Basic and diluted net loss per
common share	(0.01)		(0.01)

F17

US Biodefense, Inc.
Notes to Financial Statements

The following is a summary of the specific income statement accountsas reported and as affected by the restatement for the nine month periods ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Sales of tangible products	$ 31,302	$ 24	$ 31,326
Revenues from services	37,500	--	37,500
Revenues - Related parties	46,667	25,000	71,667
Total revenues	115,469	25,024	140,493

Cost of tangible products sold	25,415	3,405	28,820

	90,054	21,619	111,673

Research and development	23,171	--	23,171
General and administrative	93,939	(8,590)	85,349
General and administrative -
Related parties	3,500	--	3,500
Stock issued for consulting	270,200	--	270,200
Impairment of assets	22,500	--	22,500
Total expenses	413,310	(8,590)	404,720

Net loss	$ (323,256)	$ 30,209	$ (293,047)

Basic and diluted net loss per
common share	(0.01)		(0.01)

F18

	US Biodefense, Inc.
	Notes to Financial Statements

The following is a summary of the impact of the restatement on our consolidated statement of cash flows for the nine months ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Cash flows from operating
activities:
Net loss	$ (323,256)	$ 30,209	$ (293,047)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation	59	--	59
Impairment of assets	22,500	--	22,500
Stock issued for consulting	270,200	--	270,200
Changes in operating assets
and liabilities:
Accounts receivable	(15,727)	5,094	(10,633)
Inventory	(73,447)	(17,500)	(90,947)
Prepaid expenses	20,000	--	20,000
Bank overdraft	(3,947)	--	(3,947)
Accounts payable and
accrued expenses	7,374	(1,492)	5,882
Deferred revenues	(64,167)	--	(64,167)
Net cash (used for) provided by
operating activities	(160,411)	16,311	(144,100)

Cash flows from financing activities
Principal repaid to related party	17,200	(19,012)	(1,812)
Proceeds from sale of common
stock	200,000	1,000	201,000
Total cash flows from financing
activities	217,200	(18,012)	199,188

Cash flows used for investing
activities
Purchase of customer list		(7,500)	(7,500)
Purchase of license	(2,500)	--	(2,500)
Purchase of equipment	(2,477)	--	(2,477)
Total cash flows used for investing
activities	(4,977)	(7,500)	(12,477)

Increase in cash and equivalents	51,812	(9,201)	42,611

Cash and cash equivalents,
beginning of year	17,223	--	17,223

Cash and cash equivalents,
end of year	$ 69,035	$ (9,201)	$ 59,834
F19

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

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California
corporation incorporated on July 19, 2006. EDS is engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in EDS for an aggregate of $25,000 in cash. The EDS system, encompassing CERT bags, containers and cabinets was initially designed and originated by Charles Wright in 1989 to provide earthquake preparedness supplies to communities in California. EDS currently serves Emergency Medical
Services and mass casualty rapid response systems, as well as local communities, government agencies and Fortune 500 companies with innovative emergency preparedness technology, systems and services. Charles Wright, with his 18 years of experience, currently serves as Vice President and Director of Emergency Disaster Systems, Inc., which is a wholly-owned subsidiary of US Biodefense.

Results of Operations

Revenues

During the three and nine months ended August 31, 2006, we generated revenues from three sources: sales of tangible products, revenue from services and revenues from related parties. Sales of tangible products are attributable solely to Emergency Disaster Systems, Inc., our wholly-owned subsidiary that we acquired on August 7, 2006.
Revenue from services is derived from the recognition of deferred revenues from stock received in advance for services to be performed by us to Diamond I. Finally, revenue from related parties is solely from our October 15, 2005 contract with Financialnewsusa.com, a related party, to provide biodefense-related industry news and information to them in exchange for $40,000, for which we were paid in advance the entire balance of the contract.

Our aggregate revenues for the three months ended August 31, 2006 were $100,493, consisting of sales of tangible products in the amount of $31,326, revenue from services of $37,500 and revenues from related parties totaling
$31,667. In the year ago three month period ended August 31, 2005, we generated $25,000 in total revenues, all of which was related party revenues recognized from our agreement with Financialnewsusa.com.

During the nine month period ended August 31, 2006, we generated total revenues of $140,493, comprised of
$31,326 in sales of tangible products, revenue from services of $37,500 and $71,667 in related party revenues. For the nine months ended August 31, 2005, we generated $104,167 in total revenues, all of which is attributed to our agreement with Financialnewsusa.com, a related party.

Cost of Goods

Due to our acquisition of EDS in August of 2006, we incurred cost of tangible products sold of $28,820 in the three and nine months ended August 31, 2006. During the year ago three and nine month periods ended August 31,
2005, we did not incur any cost of goods sold, as revenues earned during those periods in 2005 were related solely to services rendered and not to sales of tangible goods.

Gross Profit

As a result of cost of tangible products sold in the amount of $28,820 during the three months ended August
31, 2006, we realized a gross profit of $71,673. Compared to the year ago three month period ended August 31, 2005, when we realized a gross profit of $25,000, our gross profit increased $46,673, or 187%.

During the nine month period ended August 31, 2006, we realized a gross profit of $111,673, which is a 7.2%
gain year over year compared to the nine month period ended August 31, 2005, when we had a gross profit of $104,167.

Expenses

Total expenses for the three months ended August 31, 2006 were $370,848, consisting materially of $270,200 for stock issued to consultants for services and $78,147 in general and administrative expenses. Additionally, we have recorded $22,500 as an impairment to our license agreements related to stem cell research. In the comparable year ago three month period ended August 31, 2005, our total expenses were $45,217, consisting primarily of $42,217 in general and administrative expenses and $3,000 in general and administrative expenses paid to a related party. We believe total expenses for the three months ended August 31, 2006 were significantly higher than the comparable period ended
August 31, 2005 because of our acquisition of EDS and the hiring of independent consultants in an effort to increase our revenue generating potential and explore additional business ventures.

During the nine months ended August 31, 2006, we incurred $404,720 in total expenses, of which $270,200 is attributable to stock issued for consulting services, $85,349 was paid for general and administrative costs, research and development costs of $23,171 was paid, $22,500 was recorded as an impairment of license agreements and $3,500 was paid to a related party for general and administrative fees. In the year ago nine month period ended August 31, 2005, we incurred $114,385 in total expenses, all of which was related to general and administrative expenses in the amount of $111,385 and general and administrative expenses paid to a related party in the amount of $3,000. As was the case during the three months ended August 31, 2006, our acquisition of EDS and the hiring of outside consultants contributed to the significant increase in aggregate expenses.

Net Income (Loss)

We incurred a net loss of $299,175 for the most recent quarter ended August 31, 2006. In comparison, we incurred a net loss from operations in the amount of $20,217 in the year ago three month period. The key factor providing this change: namely, our expenses were significantly higher in the current period as opposed to a year ago because of stock issued to consultants and the impairment of assets.

For the nine months ended August 31, 2006, we incurred a net loss of $293,047, as opposed to a net loss of
$10,218 in the prior nine month period ended August 31, 2005. The difference is attributable mainly to the level of expenditures in the period ended August 31, 2006 being higher in the current period.

Liquidity and Capital Resources

We have limited cash on hand, in the amount of $59,834 as of August 31, 2006, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt,
David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of August 31, 2006, David Chin loaned us a total of $4,312 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of August 31, 2006, the amount owed is $0. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement.

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

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

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

Date of
Form 8-K	Item(s) Reported

08/14/2006	Items 2.01, 3.02 and 9.01

08/30/2006	Items 1.01, 5.02 and 9.01

SIGNATURES
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
