Form 10KSB
period 2006-11-30
US BIODEFENSE INC
filed 2007-03-15
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2006

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 000-31431

US BIODEFENSE, INC.
(Name of small business issuer in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or	(I.R.S. employer identification number)
organization)

375 South 6th Ave.	91746
City of Industry, CA
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (626) 961-0562

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

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

The issuer's revenue for its most recent fiscal year was $449,836.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol
“UBDE.” The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of UBDE’s common stock on March 13, 2007, was $270,639.

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2006 was
39,059,047.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I		3
ITEM 1.	BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II		8
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION		9
ITEM 7.	FINANCIAL STATEMENTS	12
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE		33
ITEM 8A. CONTROLS AND PROCEDURES		33
ITEM 8B. OTHER INFORMATION		33
PART III		33
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT		33
ITEM 10.	EXECUTIVE COMPENSATION	34
ITEM 11.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS	35
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	36
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	36
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	37
SIGNATURES		38

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

During the year ended November 30, 2006, we impaired various licenses related to our stem cell research operations. This impairment was due to the resignation of our stem cell research department head and our inability to engage a replacement. As a result, we do not intend to continue to pursue stem cell research initiatives. However, we do intend to continue to evaluate additional biological research programs for the possibility of commercialization.

Our primary source of revenues is derived from our emergency disaster preparedness subsidiary, Emergency
Disaster Systems, Inc., which we acquired in August 2006. EDS provides mitigation services, emergency preparedness, and first response products to communities, government agencies, corporations and healthcare organizations. The basic kits contain a three day supply of food and water rations, in addition to first aid, lighting, hygiene and personal care items and can be scaled for individual use or for a family. EDS also sells a stand-alone emergency radio siren product.
We believe these items help mitigate a person’s vulnerability to disasters such as fires, floods and earthquakes.

Distribution Methods of Our Products

We primarily use a direct sales approach to sell our products. Sales personnel are in direct contact with existing customers to encourage recurring purchases. To attract new customers, we primarily rely upon word-of-mouth referrals, as well as conduct, support or attend community outreach events to generate awareness of our brand and product offerings. In addition to our direct sales efforts, we have established a website at www.EDisasterSystems.com as an e-commerce website for consumers to purchase our disaster preparedness products.

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

Dependence on one or a few major customers

Sales to Toyota, a major customer totaled $114,784 for the year ended November 30, 2006, representing 25.5%
of total sales and 35% of sales of tangible products. Sales to Kaiser Permanente, a major customer totaled $48,583, representing 10.8% of total sales and 14.8% of sales of tangible products. Emergency Disaster Systems also participated in a fundraiser with KABC Radio Station with sales of $124,754 for the year ended November 30, 2006, representing 27.7% of total sales and 38% of sales of tangible products.

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

Amount spent during each of the last two fiscal years on research and development

We do not conduct research and development activities in-house. We contract with third-party laboratories and research facilities to conduct a significantly all of our research and development activities. As a result, we have incurred a total of $95,296 in research and development related expenses over the past two fiscal years.

Employees

We currently employ a total of 9 full- and 4 part-time employees. We believe that the addition of employees is not required over the next 12 months.

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

As of the date of this annual report, we have an accumulated deficit in the amount of $4,055,105. Taking this fact into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, you may face a complete loss of your investment.

We do not have any facilities appropriate for clinical testing, we lack significant manufacturing experience and we have very limited sales and marketing personnel. We are currently dependent upon our acquiring licenses or others for several of these functions and will likely remain dependent upon others for these functions.

We do not have a manufacturing facility that can be used for production of our products. In addition, at this time, we have very limited sales and marketing personnel. In the course of our development program, we will likely be required to enter into additional arrangements with other companies or universities or clinical investigators for our animal testing, human clinical testing, manufacturing, and sales and marketing activities. If we are unable to retain third parties for these purposes on acceptable terms, we may be unable to successfully develop, manufacture and market our proposed products. Our dependence on third parties for the development, manufacture, sale and marketing of our products also may adversely affect our profit margins.

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

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

US Biodefense, Inc. has its headquarters in California. We lease an approximately 6,912 square foot office and warehouse space located at 375 South 6th Avenue, City of Industry, CA 91746 at a rate of $6,290 per month. This lease expires in April 2009. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

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

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol “UBDE.” The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB® for each quarter of the last two fiscal years:

Quarter Ended	High	Low

November 30, 2006	$ 0.15	$ 0.40
August 31, 2006	$ 1.60	$ 0.04
May 31, 2006	$ 4.28	$ 1.50
February 28, 2006	$ 4.40	$ 1.85

November 30, 2005	$ 5.00	$ 2.50
August 31, 2005	$ 5.25	$ 4.00
May 31, 2005	$ 6.40	$ 4.00
February 28, 2005	$13.33	$ 6.33

OTCBB® quotations of the Company’s Common Stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Shares Available Under Rule 144

As of November 30, 2006, there were 29,292,119 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. Of the 29,292,119 restricted shares issued and outstanding,
27,292,119 shares are held by David Chin, an affiliate, as that term is defined in Rule 144(a)(1).

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

Holders

As of the date of this prospectus, we have approximately 39,059,047 shares of $0.001 par value common stock issued and outstanding held by approximately 170 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of November 30, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Number of
Securities to be
	issued upon	Weighted average	Number of
	exercise of	exercise price of	securities remaining
	outstanding options,	outstanding options,	available for future
Plan Category	warrants and rights	warrants and rights	issuance
	(a)	(b)	(c)
Equity compensation plans approved by	-	-	-
security holders

Equity compensation plans not approved by	10,000,000	$0.04	3,245,000
security holders

Total	10,000,000	$0.04	3,245,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Overview

We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc. We merged with
Terzon Corporation and changed our name to Terzon Corporation in 1984. We subsequently changed our name to
Candy Stripers Candy Corporation. We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. We were traded Over-the-Counter Bulletin Board for several years. In 1986 we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from
Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May
13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US
Biodefense, Inc. We are a registered government contractor with the Department of Defense Logistics Agency that is focused on designing and developing homeland security and biodefense products.

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

Results of Operations

Revenues

Our revenues are derived primarily from three sources: sales of tangible products, services and related parties.
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

During the fiscal year ended November 30, 2006, we generated aggregate revenues of $449,836, compared to total revenues of $159,166 during the year ago period ended November 30, 2005. This 183% increase, or $290,670, is materially attributable to the acquisition of EDS in the third quarter of 2006, which contributed $328,169 in revenues from sales of tangible products during the year ended November 30, 2006, as opposed to $0 in the year ago period ended November 30, 2005.

Revenues from services realized during the year ended November 30, 2006 were $50,000, all of which is related to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties. In the prior year ended November 30, 2005, revenues from services amounted to $25,000, all of which was also due to our agreement with Diamond I. The increase in revenues from services compared year-over-year can be ascribed to the recognition of revenues over a twelve month period in 2006 and for only a six month period in the year ended November 30, 2005.

For the year ended November 30, 2006, $71,667 in revenues has been recognized from our agreement with
Financialnewsusa.com, a related party, to which we provided biodefense-related industry news and information to
Financialnewsusa.com. During the year ended November 30, 2005, we generated $134,166 in revenues from related parties. The substantial decrease of $62,499, or approximately 46.6%, is believed to be due to softening market demand for biodefense-related news and information.

Gross Profit

In association with sales of tangible products related specifically to our EDS operations, we incurred cost of goods sold in the amount of $135,738 during the year ended November 30, 2006. This amount represents a margin of approximately 41.4% on sales of tangible products, and a gross margin of 30.2% on total revenues. After factoring cost of goods sold, our gross profit was $314,098 during the year ended November 30, 2006. In the year ago period ended
November 30, 2005, we did not incur any cost of goods sold, as we did not sell any tangible items. Resultantly, our gross profit for the year ended November 30, 2005, was $159,166.

Expenses

Total expenses for the year ended November 30, 2006 were $537,443. In the comparable year ago period ended November 30, 2005, we incurred total expenses of $195,572. Aggregate expenses increased approximately
175%, or $341,871, due primarily to our incurring expenses during the year ended November 30, 2006 not previously incurred in the year ended November 30, 2005. These expenses include general and administrative expenses paid to related parties, stock issued for consulting services and impairment of assets.

We paid related parties a total of $3,500 during the year ended November 30, 2006 for miscellaneous expenses, such as professional fees, expense reimbursements and other general costs. In the prior period ended
November 30, 2005, we did not incur any related party expenses.

Another expenditure that we did not have in the prior year ended November 30, 2005 that we recognized in the most recent year ended November 30, 2006 is stock issued for consulting services, which totaled $270,200. This expense resulted from our issuing an aggregate of 6,755,000 shares of our common stock at prices per shares of $0.04 at various times during the fiscal year ended November 30, 2006. We did not issue any stock for consulting services during the year ago period 2005.

During the year ended November 30, 2006, we impaired $22,500 of assets related to our intellectual property licenses. As of August 31, 2006, we determined that the value of the licenses had become impaired since we were no longer pursuing stem cell research. This determination was based on the resignation of the head of our stem cell research department and the inability to locate a replacement at an economically feasible compensation package.
Further to this decreased pursuit of stem cell research, our research and development costs have decreased substantially by $63,125, or 66%, to $32,171 in the year ended November 30, 2006 from $95,296 during the year ended November
30, 2005.

In addition to the rise of expenses not previous incurred, general and administrative expenses increased 108%
year over year from $100,276 in 2005 to $209,072 in 2006. Or management believes the rise in these expenditures are correlated with our increased business activities and ongoing pursuit of our business objectives. General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We expect to continue to incur expenditures in the foreseeable future related to ongoing research and development and the expansion of our business operations. As we continue to pursue research and development efforts, we expect expenses to stabilize over the next several years. Unfortunately, we cannot accurately estimate the extent or impact of ongoing expenses.

Losses

Our loss before accounting for income taxes totaled $223,345 for the year ended November 30, 2006, compared to a loss before income taxes of $36,406 in the prior period ended November 30, 2005. After the recovery of income taxes in the amount of $9,596 in the year ended November 30, 2006, our net loss from operations totaled
$213,749. In the prior year ended November 30, 2005, we paid $9,596 in income taxes, thus our net loss for that period was $46,002. This represents a widening deficit of 365%, or $167,747, in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. Through
November 30, 2006, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed was $1,812. The full balance due was subsequently paid during the year ended November 30, 2006. We have no formal written agreement with Mr.
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

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
US BIODEFENSE, INC.

I have audited the accompanying consolidated balance sheets of US Biodefense, Inc. as of November 30, 2006 and 2005
and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), cash flows, and comprehensive income for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Biodefense, Inc. as of November 30, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Gruber & Company, LLC

St. Louis, Missouri
February 21, 2007

F-1

US Biodefense, Inc. and Subsidiaries
Balance Sheet

ASSETS	November 30,
	2006	2005
Current assets
Cash and cash equivalents	$ 22,663	$ 17,223
Marketable securities available for sale	73,000	150,000
Accounts receivable, net of allowance of $20,000	54,827	--
Inventory	75,355	--
Prepaid expenses	--	20,000

Total current assets	225,845	187,223

Property and equipment, net of accumulated depreciation of
$59 and $-0- at November 30, 2006 and 2005	2,418	--
Customer list	7,500	--
Licenses	--	20,000
Deposits	1,000	1,000

Total assets	236,763	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	--	3,947
Accounts payable and accrued expenses	19,278	79,167
Due to related parties	--	1,812
Accrued income taxes	--	9,596
Deferred revenues	25,000	101,667

Total current liabilities	44,278	196,189

Deferred taxes	--	19,150

Total liabilities	44,278	215,339

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.001
par value, 39,059,047 and 30,304,047 shares issued	39,059	30,304
and outstanding
Additional paid in capital	4,235,531	3,773,086
Other comprehensive income (deficit)	(27,000)	30,850
Accumulated deficit	(4,055,105)	(3,841,356)

Total stockholders’ equity (deficit)	192,485	(7,116)

Total liabilities and stockholders’ equity (deficit)	$ 236,763	$ 208,223

See accompanying notes to financial statements

F-2

US Biodefense, Inc. and Subsidiaries
Statements of Operations
For the years ended November 30, 2006 and 2005

	2006	2005

Revenues

Revenues from sales of tangible products	$ 328,169	$ --
Revenues from services	50,000	25,000
Revenues – Related parties	71,667	134,166

Total revenues	449,836	159,166

Cost of tangible products sold	135,738	--
	314,098	159,166

Expenses
Research and development expenses	32,171	95,296
General and administrative expenses	209,072	100,276
General and administrative expenses –
Related party	3,500	--
Stock issued for consulting services	270,200	--
Impairment of assets	22,500	--

Total expenses	537,443	195,572

Net income (loss)	(223,345)	(34,406)

Income taxes	(9,596)	9,596
	(213,749)	(46,002)

Weighted average number of shares
outstanding	33,867,797	25,253,373
Basic and diluted net income (loss)
per common share	$ (0.01)	$ (0.00)
See accompanying notes to financial statements
F-3

US Biodefense, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
For the years ended November 30, 2006 and 2005
Net loss	$ (213,749)	$ (46,002)

Unrealized income (loss) on securities held for resale,
net of (inclusive of) income tax of $19,150	(57,850)	30,850

Total comprehensive income	$ (271,599)	$ (15,152)
See accompanying notes to financial statements
F-4

US Biodefense, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended November 30, 2006 and 2005

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
F-6

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Background

US Biodefense , Inc. (the "Company"), a Utah corporation is headquartered in the City of
Industry, California. The Company is a registered government contractor with the Department of Defense Logistics Agency. The Company is focused on designing and developing homeland security and biodefense products, and stem cell research.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the twelve months ended
November 30, 2006 of $213,749 and at November 30, 2006, had an accumulated deficit of $4,055,105. In addition, the Company generates minimal revenue from its operations.
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
F7

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

F8

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $399 and $-0- for the years ended November 30, 2006 and 2005.

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

F9

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
For non-employee stock based compensations, the Company recognizes expense in accordance with
FAS 123 and values the equity securities based on the fair value of the security on the date of grant.

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

F10

US Biodefense, Inc.
Notes to Financial Statements

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

In February, 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of
Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155),
which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and
SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.
F11

US Biodefense, Inc.
Notes to Financial Statements

In March, 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets -
an amendment of FASB Statement No. 140" ("SFAS 156"). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the
Amortization Method of the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect it adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In July, 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainity in Income Taxes",
("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainity in income taxes recognized in the financial statements in accordance with
FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Pension and
Other Postretirement Plans." This Statement requires recognition of the funded status of a single-
employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income.
This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not expect its adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

On September 13, 2006 the Securities and Exchange Commission ("Sec") issued Staff Accounting
Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.
SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company's financial statements.

F12

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

The Company recorded the stock at the value of the services to be provided which is estimated to be
$100,000. The Company recorded revenue for the six month period from May through November,
2005 in the amount of $25,000, and $50,000 for the year ended November 30, 2006. The balance of $25,000 is included as deferred revenues on the balance sheet.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.
SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2005, the fair market value of common equity securities with a cost of $100,000 was $73,000. The unrealized loss of $27,000, is included as a component of other comprehensive income.

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
$ 22,500

F13

US Biodefense, Inc.
Notes to Financial Statements

The Company had accrued expenditures related to the stem cell technology licenses in the amount of
$79,167. These expenditures related to the second stage of licensing, after the initial evaluation phase.
Since the Company in no longer pursuing stem cell research, the second stage will not be undertaken, and the related liabilities have been recorded as forgiveness of debt, and is included as a reduction of total expenses on the Company's Statement of Operations.

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

The components of other comprehensive income and related tax effects for the year ended November 30,
2006 are unrealized holding loss on available for sale securities in the amount of $27,000.

Note 6 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the year ended November 30, 2006:

Current income taxes payable:
Federal	$8,780
State	816
	9,596

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:
		Impact on
	Amount	Rate
Income tax at federal rate	(74,812)	35.00%
State tax, net of federal effect	(12,825)	6.00%
Net operating loss deduction	97,233	-45.00%

	9,596	-4.00%

F14

US Biodefense, Inc.
Notes to Financial Statements

Note 7 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 8 – Related parties and Concentrations

Sales to Toyota, a major customer totaled $114,784.45 for the year ended November 30, 2006, representing 36.8% of total sales. Sales to Kaiser Permanente, a major customer totaled $48,582.82, representing 36.8% of total sales. Emergency Disaster Systems also participated in a fundraiser with
KABC Radio Station with sales of $124,754.00 for the year ended November 30, 2006, representing 40%
of total sales.

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
		$ 25,000

Note 10 - Common Stock Transactions

During the year ended November 30, 2006, the Company issued 2,000,000 shares of common stock and received proceeds of $200,000.

During the year ended November 30, 2006, the Company issued 6,755,000 shares of common stock to two entities as consulting fees totaling $270,200. The shares were issued as follows:

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

F15

US Biodefense, Inc.
Notes to Financial Statements

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

F16

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

	As
	Previously		As
	Reported	Adjustment	Restated
Sales of tangible products	$ 31,302	$ 24	$ 31,326
Revenues from services	37,500	--	37,500
Revenues - Related parties	6,667	25,000	31,667
Total revenues	75,469	25,024	100,493

Cost of tangible products sold	25,415	3,405	28,820

	50,054	21,619	71,673

General and administrative	86,738	(8,590)	78,148
General and administrative -
Stock issued for consulting	270,200	--	270,200
Impairment of assets	22,500	--	22,500
Total expenses	379,438	(8,590)	370,848

Net loss	$ (329,384)	$ 30,209	$ (299,175)

Basic and diluted net loss per
common share	(0.01)		(0.01)

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

F19

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

F20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE

None.

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

Our board of directors was advised by E. Randall Gruber, CPA, PC, our independent registered public accounting firm, that during their performance of audit procedures for 2005 E. Randall Gruber, CPA, PC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our financial condition prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system, and resultantly, no change to our internal control over financial reporting has been made. Our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

David Chin	38	President and Director	November 2006-2007	1 year

Charles Wright	50	Vice-President and Director	November 2006-2007	1 year

Footnotes:

(1) Directors hold office until the next annual stockholders’ meeting to be held in 2007 or until a successor or successors are elected and appointed.

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

Charles Wright currently oversees the wholly-owned Emergency Disaster Systems, Inc. subsidiary of US
Biodefense, Inc. Mr. Wright first developed the EDS concept and systems in 1989 and has worked for the past 18 years to improve and expand it.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of
Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended November 30, 2006 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2007 and had no trading activity in 2005.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
				Other	Restricted			All
				Annual	Stock	Securities	LTIP	Other
Name and		Salary		Compens	Awards	Underlying	Payouts	Compens
Principal Position	Year	($)	Bonus ($)	ation ($)	($)	Options (#)	($)	ation ($)

David Chin	2006	4,000	0	0	0	0	0	0
President	2005	12,000	0	0	0	0	0	0
and Treasurer	2004	25,000	0	0	0	0	0	0

Charles Wright	2006	0	41,000	0	0	0	0	0
Vice-President

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

We currently have an employment agreement with Charles Wright, originating in August 2006, for a term of six years. Mr. Wright has elected not to receive any annual salary unless and until we achieve profitability for four consecutive quarters, at which time a base salary may be negotiated. Mr. Wright, however, is entitled to receive bonuses in the form of stock or cash at the discretion of the board of directors.

Stock Option Plan And Other Long-term Incentive Plan

In April 2006, we implemented a qualified stock option plan to reward employees, consultants and other individuals and entities who provide services to us. Under the plan, we are authorized to issue up to 10,000,000 shares of our common stock at prevailing market prices.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of November 30, 2006 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	Each of our directors and executive officers and

3.	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

	Name and Address	Amount and Nature	% of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class

Common Stock	David Chin, President	27,292,119	69.9%
375 South 6th Ave.
City of Industry, California 91746

	Officers and Directors (1)	27,292,119	69.9%

Common Stock	Erin Rahe	3,000,000	7.7%
1461 Stanford Court
Santa Ana, California 92705

	Beneficial Owners (1)	3,000,000	7.7%

Footnotes:

(1) The address of officers and directors in the table is c/o US Biodefense, Inc., 375 South 6th Ave., City of
Industry, CA 91746.

Change in Control

No arrangements exist that may result in a change of control of UBDF.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended November 30, 2006, we provided various services to Financialnewsusa.com, Inc., related to the development of content for our Biodefense Industry News. Financialnewsusa.com, Inc. is a related party due to a common officer and director. During the year ended November 30, 2006, we recognized a total of $71,667 in sales revenues from services provided to Financialnewsusa.com.

Through the year ended November 30, 2005, David Chin loaned us a total of $4,313 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of November 30, 2005, the amount owed was $1,812. As of November 30, 2006, the entire balance has been repaid.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation of Teal Eyes, Inc. *
	b.	Amendment to Articles of Incorporation of Teal Eyes, Inc. *
	c.	Amendment to Articles of Incorporation of Terzon Corporation. *
	d.	Amended and Restated Articles of Incorporation of Candy Stripers Candy Corp. *
	e.	By-Laws of the Company. *
	f.	Certificate of Amendment to Articles of Incorporation filed May 13, 2003. **

10	Material Contracts
	a.	Stock Purchase Agreement with Charles Wright ***
	b.	Stock Purchase Agreement with Equity Solutions ***
	c.	Consulting Agreement with Charles Wright ****

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*	Incorporated by reference herein filed as en exhibit to Form 10SB12G filed on September 1, 2000.
**	Incorporated by reference herein filed as Exhibit 3 to Form 10-QSB filed on July 15, 2003.

***	Incorporated by reference herein filed as an exhibit to Form 8-K filed on August 14, 2006
****	Incorporated by reference herein filed as an exhibit to Form 8-K filed on August 30, 2006

FORM 8-K
Date Filed	Item(s) Reported

08/14/2006	Items 2.01, 3.02 and 9.01
An amendment to this 8-K was filed on 02/21/2007

08/30/2006	Items 1.01, 5.02 and 9.01

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 6 and 5 for (i)
services rendered for the audit of our annual financial statements and the review of our quarterly financial statements,
(ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	SERVICES	2006	2005

	Audit fees	$ 11,428	$ 7,000
	Audit-related fees	$ 0	$ 0
	Tax fees	$ 0	$ 0
	All other fees	$ 0	$ 0

	Total fees	$ 7,000	$ 7,000

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.

Signature	Title	Date
/s/ David Chin	Chief Executive Officer and	March 13, 2007
David Chin	President

/s/ David Chin	Treasurer and	March 13, 2007
David Chin	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

US BIODEFENSE, INC.

Signature	Title	Date
/s/ David Chin	Chief Executive Officer and	March 13, 2007
David Chin	President

/s/ David Chin	Treasurer and	March 13, 2007
David Chin	Chief Financial Officer