Form 10QSB
period 2007-02-28
US BIODEFENSE INC
filed 2007-04-20
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13
[X]	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended: February 28, 2007
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

US Biodefense, Inc.

Table of Contents
Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Item 2. Management's Discussion and Plan of Operation	16
PART II - OTHER INFORMATION
Item 3. Controls and Procedures	19
Item 6. Exhibits	19
SIGNATURES	20

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the
Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form 10-KSB previously filed with the Commission on March 15, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	February 28,	November 30,
	2007	2006

Current assets
Cash and cash equivalents	$13,009	$22,663
Marketable securities	73,000	73,00
Accounts receivable, net of allowance of $20,000	61,566	54,827
Inventory	85,192	75,355

Total current assets	232,767	225,845

Property and equipment, net of accumulated depreciation	2,212	2,418
Customer list	7,500	7,500
Deposits	1,000	1,000

Total assets	243,479	236,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	72,992	19,278
Notes payable – Related party	41,600	--
Deferred revenues	12,500	25,000

Total current liabilities	127,092	44,278

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.0001
par value, 39,059,047 share issued and outstanding	39,059	39,059
Additional paid in capital	4,235,531	4,235,531
Other comprehensive deficit	(27,000)	(27,000)
Accumulated deficit	(4,131,203)	(4,055,105)

Total stockholders’ equity (deficit)	116,387	192,485

Total liabilities and stockholders’ equity (deficit)	$243,479	$236,763

See accompanying notes to financial statements

US Biodefense, Inc.
Statements of Operations
For the three months ended February 28, 2007 and 2006
(Unaudited)
	2007	2006

Revenues
Revenues from sales of tangible products	$88,854	$--
Revenues from services	12,500	--
Revenues – Related parties	--	20,000

Total revenues	101,354	20,000
Cost of tangible products sold	60,515	--

	40,839	20,000
Expenses
Research and development expenses	--	12,866
General and administrative expenses	116,937	6,288
General & administrative expenses – Related party	--	3,000

Total expenses	116,937	22,154

Net income (loss)	(76,098)	(2,154)

Income taxes	--	--

	(76,098)	(2,154)

Weighted average number of shares
outstanding	39,059,047	30,304,047

Basic and diluted net income (loss)
per common share	$(0.00)	$(0.00)

See accompanying notes to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the three months ended February 28, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net income (loss)	$(76,098)	$(2,154)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	206	--
Deferred revenues	(12,500)	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(6,739)	--
Inventory	(9,837)	--
Prepaid expenses	--	20,000
Bank overdraft	--	(440)
Accounts payable	53,714	--

Net cash used for (provided by) operating activities	(51,254)	(2,594)

Cash flows from financing activities
Advances from related party, net	41,600	4,500

Cash flows from investing activities
Purchase of licenses	--	(10,000)

Increase (decrease in) cash and cash equivalents	(9,654)	(8,094)

Cash and cash equivalents, beginning of year	22,63	17,223

Cash and cash equivalents, end of year	$13,009	$9,129

Income taxes paid	$---	$---
Interest expense paid	$---	$---

See accompanying notes to financial statements

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompany-
ing financial statements for the interim periods are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements and operating results for the periods presented. These financial statements should be read in conjunction with the
Company's financial statements for the years ended November 30, 2006 and 2005 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended
November 30, 2006 as filed with the SEC. The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the results of the full fiscal year ending November 30, 2007.

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

The accompanying financial statements for the three months ended February 28, 2007, include the accounts of the Company and its wholly-owned subsidiary Stem Cell Research Institute, Inc.
All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended
February 28, 2007 of $76,098 and at February 28, 2007, had an accumulated deficit of $4,131,203. In addition, the Company generates minimal revenue from its operations.
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

US Biodefense, Inc.
Notes to Financial Statements

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended February 28, 2007, the Company has items that represent other comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $3,009 and $-0- for the three months ended February 28, 2007 and 2006.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28,
2006 and 2006, the Company does not have any equity or debt7instruments outstanding that can be converted into common stock.

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

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting
Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
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

In July, 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes",
("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with
FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

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

The Company recorded the stock at the value of the services to be provided which is estimated to be
$100,000. The Company recorded revenue for the six month period from May through November,
2005 in the amount of $25,000, $50,000 for the year ended November 30, 2006, and $12,500 for the three months ended February 28, 2007. The balance of $12,500 is included as deferred revenues on the balance sheet.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.
SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2006, the fair market value of common equity securities with a cost of $100,000 was $73,000. The unrealized loss of $27,000, is included as a component of other comprehensive income.

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

Balance, May 31, 2006	$30,000
Additions	2,500
License balance due, but cancelled	(10,000)
$22,500

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

Note 4 - Property and Equipment

Property and equipment consists of the following at February 28, 2007:

Furniture and fixtures (at cost)		$2,477
Accumulated depreciation		(265)
		2,212

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

Current income taxes payable:
Federal	$(8,780)
State	(816)
	(9,596)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:
		Impact on
	Amount	Rate
Income tax at federal rate	(72,812)	35.00%
State tax, net of federal effect	(12,825)	6.00%
Net operating loss deduction	78,041	-45.00%

	(9,596)	-4.00%

Note 7 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

US Biodefense, Inc.
Notes to Financial Statements

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

Inventory		$ 17,50
Customer list		7,500
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

The Company applies the provisions of EITF 96-18, "Accounting for Equity Instruments that are issued to
Other Than Employees for Acquiring , or in conjunction with Selling Goods or Services" (EITF 96-18) for our non-employee stock-based awards. Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date at which the counterparty's performance is complete. We recognize stock-based compensation expense for the fair value of the vested portion of the non-employee awards in our statements of operations. The performance commitment date was July 18, 2006.

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

During the three months ended February 28, 2007, we generated aggregate revenues of $101,354, compared to total revenues of $20,000 during the year ago three month period ended February 28, 2007. This 407% increase in total revenues, or $81,354, is materially attributable to the acquisition of EDS in the third quarter of 2006, which contributed
$88,854 in revenues from sales of tangible products during the three month period ended February 28, 2007, as opposed to $0 in the year ago period ended February 28, 2006.

Revenues from services realized during the quarter ended February 28, 2007 were $12,500, all of which is related to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties. We did not realize any revenues from services in the quarter ended February 28, 2006.

For the three month period ended February 28, 2007, we did not recognize any revenues from related parties.
During the three months ended February 28, 2006, we realized $20,000 in revenues from our agreement with
Financialnewsusa.com, a related party, to which we provided biodefense-related industry news and information. The substantial decrease of is due to the expiration of our agreement with that related entity.

Gross Profit

In association with sales of tangible products related specifically to our EDS operations, we incurred cost of goods sold in the amount of $60,515 during the three months ended February 28, 2007. This amount represents a margin of approximately 46% on sales of tangible products, and a gross margin of 40% on total revenues. After factoring cost of goods sold, our gross profit was $40,839 during the three months ended February 28, 2007. In the year ago period ended February 28, 2006, we did not incur any cost of goods sold, as we did not sell any tangible items.
Resultantly, our gross profit for the quarter ended February 28, 2006, was $20,000.

Expenses

Total expenses for the three month period ended February 28, 2007 were $116,937, consisting solely of general and administrative expenditures. In the comparable year ago period ended February 28, 2006, we incurred total expenses of $22,154. Aggregate expenses increased approximately 428%, or $94,783, from year to year due primarily to our incurring expenses during the period ended February 28, 2007 not previously incurred in the period ended
February 28, 2006.

We paid related parties a total of $3,000 during the period ended February 28, 2006 for miscellaneous expenses, such as professional fees, expense reimbursements and other general costs. In the most recent quarter ended
February 28, 2007, we did not incur any related party expenses.

During the year ended November 30, 2006, we impaired assets related to our intellectual property licenses, as we determined that the value of the licenses had become impaired since we were no longer pursuing stem cell research.
This determination was based on the resignation of the head of our stem cell research department and the inability to locate a replacement at an economically feasible compensation package. Further to this decreased pursuit of stem cell research, our research and development costs have decreased substantially from $12,866 in the quarter ended February
28, 2006 to nothing in the most recent quarter ended February 28, 2007.

General and administrative expenses increased substantially by 1,760%, or $110,649, year over year from
$6,288 in the quarter ended February 28, 2006 to $116,937 in the three months ended February 28, 2007. Or management believes the rise in these expenditures are correlated with our increased business activities and ongoing pursuit of our business objectives. General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We expect to continue to incur expenditures in the foreseeable future related to ongoing research and development and the expansion of our business operations. As we continue to pursue research and development efforts, we expect expenses to stabilize over the next several years. Unfortunately, we cannot accurately estimate the extent or impact of ongoing expenses.

Losses

Our loss before accounting for income taxes totaled $76,098 for the three months ended February 28, 2007, compared to a loss before income taxes of $2,154 in the prior period ended February 28, 2006. As we did not recognize any income taxes in the most recent period, nor in the year ago three month period ended February 28, 2006, our net loss from operations totaled $76,098 for the three months ended February 28, 2007 and $2,154 for the three months ended February 28, 2006. This represents a widening deficit of 3,433%, or $73,944, in a year-to-year comparison.
Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. As of February 28, 2007, we had $13,009 in cash, $61,566 in net accounts receivables and $85,192 in saleable inventory.
If we are unable to generate sufficient cash flows from sales of our products and services, collect outstanding accounts receivable, or to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. Through February
28, 2007, David Chin loaned us a total of $41,600 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of February 28, 2007, the amount owed was $41,600. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

Our board of directors was advised by E. Randall Gruber, CPA, PC, our independent registered public accounting firm, that during their performance of audit procedures for 2006 E. Randall Gruber, CPA, PC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

3	Articles of Incorporation & By-Laws
	a.	Articles of Incorporation of Teal Eyes, Inc. *
	b.	Amendment to Articles of Incorporation of Teal Eyes, Inc. *
	c.	Amendment to Articles of Incorporation of Terzon Corporation. *
	d.	Amended and Restated Articles of Incorporation of Candy Stripers Candy Corp. *
	e.	By-Laws of the Company. *
	f.	Certificate of Amendment to Articles of Incorporation filed May 13, 2003 **

10	Material Contracts
	a.	Stock Purchase Agreement with Charles Wright ***
	b.	Stock Purchase Agreement with Equity Solutions ***
	c.	Consulting Agreement with Charles Wright ****

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

*	Incorporated by reference herein filed as en exhibit to Form 10SB12G filed on September 1, 2000.
**	Incorporated by reference herein filed as Exhibit 3 to Form 10-QSB filed on July 15, 2003.
***	Incorporated by reference herein filed as an exhibit to Form 8-K filed on August 14, 2006
****	Incorporated by reference herein filed as an exhibit to Form 8-K filed on August 30, 2006

FORM 8-K
Date Filed	Item(s) Reported

02/21/2007	Items 2.01 and 9.01
This was filed as an amendment to the Form 8-K filed on 08/14/2006

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.
(Registrant)

April 19, 2007

Signed:	/s/ David Chin	President and
Print:	David Chin	Director
Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director
Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director