Form 10QSB
period 2007-05-31
US BIODEFENSE INC
filed 2007-07-19
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13
[X]	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended: May 31, 2007
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,304,047

US Biodefense, Inc.

Table of Contents
Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheet	4
Statements of Operations	5
Statements of Cash Flows	6
Notes	7
Item 2. Management's Discussion and Plan of Operation	17
PART II - OTHER INFORMATION
Item 3. Controls and Procedures	20
Item 6. Exhibits	20
SIGNATURES	21

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

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	May 31,	November 30,
	2007	2006
Current assets
Cash and cash equivalents	$8,330	$22,663
Marketable securities	47,500	73,00
Accounts receivable, net of allowance of $20,000	57,343	54,827
Inventory	72,222	75,355

Total current assets	185,395	225,845

Property and equipment, net of accumulated depreciation	2,006	2,418
Customer list	7,500	7,500
Deposits	1,000	1,000

Total assets	195,901	236,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Cash overdraft	30,516	--
Accounts payable and accrued expenses	59,256	19,278
Notes payable – Related party	100,676	--
Deferred revenues	--	25,000

Total current liabilities	190,448	44,278

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.0001
par value, 58,304,047 and 39,059,047 share issued and outstanding	5,830	3,906
Additional paid in capital	4,706,110	4,270,684
Other comprehensive deficit	(52,500)	(27,000)
Accumulated deficit	(4,653,987)	(4,055,105)

Total stockholders’ equity (deficit)	5,453	192,485

Total liabilities and stockholders’ equity (deficit)	$195,901	$236,763

See accompanying notes to financial statements

US Biodefense, Inc.
Statements of Operations
For the three and six
months ended May 31, 2007 and 2006
(Unaudited)

	Three months ended		Six months ended
	May 31,		May 31,
	2007	2006	2007	2006

Revenues

Revenues from sales of tangible products	$39,033	$--	$127,887	$--
Revenues from services	12,500	--	25,000	--
Revenues – Related parties	--	20,000	--	40,000

Total revenues	51,533	20,000	152,887	40,000

Cost of tangible products sold	25,352	--	85,867	--

	26,181	20,000	67,020	40,000

Research and development expenses	--	10,305	--	23,171
General and administrative expenses	111,615	913	228,552	7,201
General and administrative expenses –
Paid by issuance of common stock	437,350	--	437,350	--
General & administrative expenses –
Related party	--	500	--	3,500

Total expenses	548,965	11,718	665,902	33,872

Net income (loss)	$(522,784)	$8,282	$(598,882)	$6,128

Weighted average number of shares
outstanding	48,242,797	39,059,047	44,878,332	30,304,047

Basic and diluted net income (loss)
per common share	$(0.01)	$0.00	$(0.01)	$0.00

See accompanying notes to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the six months ended May 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net income (loss)	$(598,882)	$6,128
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	412	--
Stock issued for payroll – Related party	100,000	--
Stock issued for services	337,350	--
Changes in operating assets and liabilities:
Accounts receivable	(2,516)	--
Inventory	3,133	--
Prepaid expenses	--	20,000
Bank overdraft	30,516	(3,815)
Accounts payable	39,978	--
Deferred revenues	(25,000)	(20,000)

Net cash used for (provided by) operating activities	(115,009)	2,313

Cash flows from financing activities
Advances from related party, net	100,676	(499)

Cash flows from investing activities
Purchase of licenses	--	(10,000)

Increase (decrease in) cash and cash equivalents	(14,333)	(8,186)

Cash and cash equivalents, beginning of year	22,663	17,223

Cash and cash equivalents, end of year	$8,330	$9,037

Income taxes paid	$---	$---
Interest expense paid	$---	$---

See accompanying notes to financial statements

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompany-
ing financial statements for the interim periods are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements and operating results for the periods presented. These financial statements should be read in conjunction with the
Company's financial statements for the years ended November 30, 2006 and 2005 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended
November 30, 2006 as filed with the SEC. The results of operations for the six months ended May 31, 2007 are not necessarily indicative of the results of the full fiscal year ending November 30, 2007.

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

The accompanying financial statements for the six months ended May 31, 2007, include the accounts of the Company and its wholly-owned subsidiary Stem Cell Research Institute, Inc.
All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended
May 31, 2007 of $598,882 and at May 31, 2007, had an accumulated deficit of $4,653,987. In addition, the Company generates minimal revenue from its operations.
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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended May 31, 2007, the Company has items that represent other comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $24,185 and $-0- for the six months ended May 31, 2007 and 2006.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31,
2007 and 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

The Company recorded the stock at the value of the services to be provided which is estimated to be
$100,000. The Company recorded revenue for the six month period from May through November,
2005 in the amount of $25,000, $50,000 for the year ended November 30, 2006, and $25,000 for the six months ended May 31, 2007.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.
SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 30 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At May 31, 2007, the fair market value of common equity securities with a cost of $100,000 was $47,500. The unrealized loss of $52,500, is included as a component of other comprehensive income.

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
Since the Company in no longer pursuing stem cell research, the second stage will not be undertaken, and the related liabilities have been recorded as forgiveness of debt, and is included as a reduction of total expenses on the Company's Statement of Operations at November 30, 2006.

Note 4 - Property and Equipment

Property and equipment consists of the following at February 28, 2007:

Furniture and fixtures (at cost) $		2,477
Accumulated depreciation		(471)
		2,006
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

The components of other comprehensive income and related tax effects for the six months ended May 31
2007 are unrealized holding loss on available for sale securities in the amount of $52,500.

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

US Biodefense, Inc.
Notes to Financial Statements

Note 8 - Related parties and Concentrations

The Company owes related parties $100,676 at May 31, 2007. The notes are non-interest bearing, and are due on demand.

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

Inventory	$17,50
Customer list	7,500
$25,000

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

US Biodefense, Inc.
Notes to Financial Statements

During the six months ended May 31, 2007, the Company issued 9,245,000 shares of common stock to two entities as consulting fees totaling $337,350.

During the six months ended May 31, 2007, the Company issued 10,000,000 shares of common stock to its Chief Executive Officer for salary totaling $100,000.

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

During the three months ended May 31, 2007, we generated aggregate revenues of $51,533, compared to total revenues of $20,000 during the year ago three month period ended May 31, 2006. This 158% increase in total revenues, or $31,533, is materially attributable to the acquisition of EDS in the third quarter of 2006, which contributed $39,033 in revenues from sales of tangible products during the three month period ended May 31, 2007, as opposed to $0 in the year ago period ended May 31, 2006.

Revenues from services realized during the quarter ended May 31, 2007 were $12,500, all of which is related to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties. We did not realize any revenues from services in the quarter ended May 31, 2006.

For the three month period ended May 31, 2007, we did not recognize any revenues from related parties.
During the three months ended May 31, 2006, we realized $20,000 in revenues from our agreement with
Financialnewsusa.com, a related party, to which we provided biodefense-related industry news and information. The substantial decrease from revenues for related parties in the quarter ended May 31, 2007 to the quarter ended May 31,
2006 is due to the expiration of our agreement with that related entity.

Gross Profit

In association with sales of tangible products related specifically to our EDS operations, we incurred cost of goods sold in the amount of $25,352 during the three months ended May 31, 2007. This amount represents a margin of approximately 35% on sales of tangible products, and a gross margin of 51% on total revenues. After factoring cost of goods sold, our gross profit was $26,181 during the three months ended May 31, 2007. In the year ago period ended
May 31, 2006, we did not incur any cost of goods sold, as we did not sell any tangible items. Resultantly, our gross profit for the quarter ended May 31, 2006, was $20,000.

Expenses

General and administrative expenses during the three months ended May 31, 2007 and 2006 were comprised of three main categories: (1) expenses paid in the form of common stock in lieu of cash for services, (2) related party expenses and (3) miscellaneous expenses related to the general operation of our business. General and administrative expenses increased substantially by 38,751%, or $547,552, year over year from $1,418 in the quarter ended May 31,
2006 to $548,965 in the three months ended May 31, 2007. Or management believes the rise in these expenditures are correlated with our increased business activities related to our wholly-owned subsidiary Emergency Disaster Systems and ongoing pursuit of our business objectives. Additionally, in the quarter ended May 31, 2007, we issued an aggregate of 19,245,000 shares of our common stock in lieu of cash for services rendered or to be rendered for an aggregate fair market value of $437,350. Our management believes that these issuances are not recurring events, although there can be no assurance of such. We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

We paid related parties a total of $500 during the period ended May 31, 2006 for miscellaneous expenses, such as professional fees, expense reimbursements and other general costs. In the most recent quarter ended May 31, 2007, we did not incur any related party expenses.

During the year ended November 30, 2006, we impaired assets related to our intellectual property licenses, as we determined that the value of the licenses had become impaired since we were no longer pursuing stem cell research.
This determination was based on the resignation of the head of our stem cell research department and the inability to locate a replacement at an economically feasible compensation package. Further to this decreased pursuit of stem cell research, our research and development costs have decreased substantially from $10,305 in the quarter ended May 31,
2006 to nothing in the most recent quarter ended May 31, 2007.

Total expenses for the three month period ended May 31, 2007 were $548,965, consisting solely of general and administrative expenditures. In the comparable year ago period ended May 31, 2006, we incurred total expenses of
$11,718. Aggregate expenses increased approximately 4,585%, or $537,247, from year to year due primarily to our incurring expenses related to stock issued for services during the period ended May 31, 2007 not previously incurred in the period ended May 31, 2006.

Losses

Our net loss from operations totaled $522,784 for the three months ended May 31, 2007, compared to net income of $8,282 for the three months ended May 31, 2006. This represents a widening deficit of 6,412%, or $531,066, in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to narrow in year-to-year comparison as we generate increased revenues and as expenses begin to plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. As of May 31, 2007, we had $8,330 in cash, $47,500 in marketable securities, $57,343 in net accounts receivables and
$72,222 in saleable inventory. If we are unable to generate sufficient cash flows from sales of our products and services, collect outstanding accounts receivable, or to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of May 31, 2007, David Chin loaned us a total of $100,676 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of May 31, 2007, the amount owed was $100,676.
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

July 19, 2007

Signed:	/s/ David Chin	President and
Print:	David Chin	Director
Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director
Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director