Form 10QSB
period 2007-08-31
US BIODEFENSE INC
filed 2007-10-22
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13
[X]	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended: August 31, 2007
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,304,047

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

The accompanying notes are an integral part of these consolidated financial statements.

US Biodefense, Inc.
Balance Sheet

ASSETS	(Unaudited)
	August 31,	November 30,
	2007	2006
Current assets
Cash and cash equivalents	$18,516	$22,663
Marketable securities	47,500	73,00
Accounts receivable, net of allowance of $20,000	34,720	54,827
Inventory	66,691	75,355

Total current assets	167,427	225,845

Property and equipment, net of accumulated depreciation	1,800	2,418
Customer list	7,500	7,500
Deposits	1,000	1,000

Total assets	177,727	236,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	59,490	19,278
Notes payable – Related party	185,500	--
Deferred revenues	--	25,000

Total current liabilities	244,990	44,278

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.0001
par value, 60,304,047 and 39,059,047 share issued and outstanding	6,030	3,906
Additional paid in capital	4,722,910	4,270,684
Other comprehensive deficit	(52,500)	(27,000)
Accumulated deficit	(4,743,703)	(4,055,105)

Total stockholders’ equity (deficit)	(67,263)	192,485

Total liabilities and stockholders’ equity (deficit)	$177,727	$236,763

See accompanying notes to financial statements

US Biodefense, Inc.
Statements of Operations
For the three and nine
months ended August 31, 2007 and 2006
(Unaudited)

	Three months ended		Nine months ended
	August 31,		August 31,
	2007	2006	2007	2006

Revenues
Revenues from sales of tangible products	$34,864	$31,302	$162,751	$31,302
Revenues from services	--	37,500	25,000	37,500
Revenues – Related parties	--	6,667	--	46,667
Total revenues	34,864	75,469	187,751	115,469
Cost of tangible products sold	21,316	25,415	107,183	25,415
	13,548	50,054	80,568	90,054
Research and development expenses	--	--	--	23,171
General and administrative expenses	86,264	86,738	314,816	93,939
General and administrative expenses –
Paid by issuance of common stock	17,000	270,200	454,350	270,200
General & administrative expenses –
Related party	--	22,500	--	22,500
Total expenses	103,264	379,438	769,166	413,310
Net income (loss)	$(89,716)	$(329,384)	$(688,598)	$(323,256)
Weighted average number of shares
outstanding	58,970,713	34,885,714	48,681,547	31,831,269
Basic and diluted net income (loss)
per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements

US Biodefense, Inc.
Statement of Cash Flows
For the nine months ended August 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net income (loss)	$(688,598)	$(323,256)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	618	59
Impairment of assets	--	22,500
Stock issued for payroll – Related party	100,000	--
Stock issued for services	354,350	270,200
Changes in operating assets and liabilities:
Accounts receivable	20,107	(15,727)
Inventory	8,664	(73,447)
Prepaid expenses	--	20,000
Bank overdraft	--	(3,947)
Accounts payable	40,212	7,374
Deferred revenues	(25,000)	(64,167)

Net cash used for (provided by) operating activities	(189,647)	(160,411)

Cash flows from financing activities
Advances from related party, net	185,500	17,200
Proceeds from sale of common stock	--	200,000

Total cash flows from financing activities	185,500	217,200

Cash flows from investing activities
Purchase of equipment	--	(2,477)
Purchase of licenses	--	(2,500)

Total cash flows used for investing activities	--	(4,977)

Increase (decrease in) cash and cash equivalents	(4,147)	51,812

Cash and cash equivalents, beginning of year	22,663	17,223

Cash and cash equivalents, end of year	$18,516	$69,035

Income taxes paid	$---	$---
Interest expense paid	$---	$---

Supplemental disclosure of non-cash financing activities
Common stock issued for services	$100,000	$--
Common stock issued for executive salaries	354,350	270,200

See accompanying notes to financial statements

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Note 1 - Background and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompany-
ing financial statements for the interim periods are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements and operating results for the periods presented. These financial statements should be read in conjunction with the
Company's financial statements for the years ended November 30, 2006 and 2005 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended
November 30, 2006 as filed with the SEC. The results of operations for the six months ended August 31, 2007 are not necessarily indicative of the results of the full fiscal year ending November 30, 2007.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended
August 31, 2007 of $688,598 and at August 31, 2007, had an accumulated deficit of $4,743,703. In addition, the Company generates minimal revenue from its operations.
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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended August 31, 2007, the Company has items that represent other comprehensive income.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $26,330 and $-0- for the nine months ended August 31, 2007 and 2006.

US Biodefense, Inc.
Notes to Financial Statements

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

US Biodefense, Inc.
Notes to Financial Statements

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

US Biodefense, Inc.
Notes to Financial Statements

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

The Company recorded the stock at the value of the services to be provided which is estimated to be
$100,000. The Company recorded revenue for the six month period from May through November,
2005 in the amount of $25,000, $50,000 for the year ended November 30, 2006, and $25,000 for the nine months ended August 31, 2007.

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

Balance, May 31, 2006	$ 30,000
Additions	2,500
License balance due, but cancelled	(10,000)
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

Note 4 - Property and Equipment

Property and equipment consists of the following at February 28, 2007:

Furniture and fixtures (at cost)	$ 2,477
Accumulated depreciation	(677)
1,800

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

The components of other comprehensive income and related tax effects for the six months ended August 31
2007 are unrealized holding loss on available for sale securities in the amount of $52,500.

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

US Biodefense, Inc.
Notes to Financial Statements

Note 8 - Related parties and Concentrations

The Company owes related parties $185,500 at August 31, 2007. The notes are non-interest bearing, and are due on demand.

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

US Biodefense, Inc.
Notes to Financial Statements

During the three months ended May 31, 2007, the Company issued 9,245,000 shares of common stock to two entities as consulting fees totaling $337,350.

During the three months ended May 31, 2007, the Company issued 10,000,000 shares of common stock to its Chief Executive Officer for salary totaling $100,000.

During the three months ended August 31, 2007, the Company issued 2,000,000 shares of common stock to an individual as consulting fees totaling $17,000.

Note 11 - Other Information

The Company has filed an information statement on Schedule 14C to formally announce that all shareholders of record of U.S. BioDefense, Inc. as of September 7, 2007 will receive a dividend share distribution of one (1) share of Emergency Disaster Systems, Inc. for every one hundred (100) shares of U.S. BioDefense,
Inc. owned. The actions were approved by the Board of Directors and are expected to be ratified by the majority shareholder on or before September 27, 2007.

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

On September 28, 2007, we distributed to all shareholders of record as of September 7, 2007, a dividend share distribution of one share of Emergency Disaster Systems, Inc. for every 100 shares of U.S. BioDefense, Inc. owned.
Shareholders that would own fractional shares were paid in cash for the estimated market value of the EDS stock, or
$0.80 per share.

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

During the three months ended August 31, 2007, we generated aggregate revenues of $34,864, compared to total revenues of $75,469 during the year ago three month period ended August 31, 2006. This 54% decrease in total revenues, or $40,605, is materially attributable to the full recognition of revenues from our previously prepaid contracts for services with Diamond I and Financialnewsusa.com, which contributed $44,167 in revenues during the three month period ended August 31, 2006. Despite the overall decline in revenues, however, revenue from tangible products attributable to EDS increased $3,562, or 11% from the prior period.

Gross Profit

In association with sales of tangible products related specifically to our EDS operations, we incurred cost of goods sold in the amount of $21,316 during the three months ended August 31, 2007. This amount represents a margin of approximately 39% on sales of tangible products, and a gross margin of 39% on total revenues for the period ended
August 31, 2007. After factoring cost of goods sold, our gross profit was $13,548 during the three months ended
August 31, 2007.

In the year ago period ended August 31, 2006, cost of goods sold amounted to 25,415, attributable solely to sales recognized from EDS. Our gross margin on sales of tangible products is therefore approximately 19%, and a gross margin of 66% on total revenues for the period ended August 31, 2006. After factoring cost of goods sold, our gross profit was $50,054 during the three months ended August 31, 2006.

Expenses

General and administrative expenses during the three months ended August 31, 2007 and 2006 were comprised of three main categories: (1) expenses paid in the form of common stock in lieu of cash for services, (2) expenses incurred related to the impairment of assets and (3) miscellaneous expenses related to the general operation of our business. General and administrative expenses decreased by 73%, or $276,174, year over year from $379,438 in the quarter ended August 31, 2006 to $103,264 in the three months ended August 31, 2007. Or management believes the decrease in these expenditures are correlated with our reduction in the number of employees and compensation paid with common stock in lieu of cash. General and administrative expenses remained comparatively stable, with $86,264 incurred in the three months ended August 31, 2007, and $86,738 incurred in the year ago three months ended August
31, 2006. Despite the overall decline in expenses, we expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Losses

Our net loss from operations totaled $89,716 for the three months ended August 31, 2007, compared to a net loss of $329,384 for the three months ended August 31, 2006. This represents a narrowing deficit of 73%, or $239,668, in a year-to-year comparison. Although we anticipate incurring ongoing operating losses, we expect these losses to continue narrow in year-to-year comparison as we generate increased revenues and as expenses plateau over the next several years. However, we cannot guarantee the accuracy of our expectations.

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next at least 12 months if we are unable to generate greater revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. As of August 31, 2007, we had $18,516 in cash, $47,500 in marketable securities, $34,720 in net accounts receivables and $66,691 in saleable inventory. If we are unable to generate sufficient cash flows from sales of our products and services, collect outstanding accounts receivable, or to obtain capital through issuances of equity or debt,
David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand. As of August 31, 2007, David Chin loaned us a total of $185,500 to pay for general and administrative expenses. The loan bears no interest and is due upon demand. As of August 31, 2007, the amount owed was $185,500. We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee you that we will be able to enforce our verbal agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

October 22, 2007

Signed:	/s/ David Chin	President and
Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director