Form 10QSB/A
period 2007-08-31
US BIODEFENSE INC
filed 2007-10-24
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment Number 1 to Form 10-QSB

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

October 24, 2007

Signed:	/s/ David Chin	President and
Print:	David Chin	Director

Signed:	/s/ David Chin	Secretary and
Print:	David Chin	Director

Signed:	/s/ David Chin	Treasurer and
Print:	David Chin	Director