Form 10KSB/A
period 2006-11-30
US BIODEFENSE INC
filed 2008-02-11
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934FOR THE TRANSITION PERIOD FROM __________ TO_________

Commission File No. 000-31431

US BIODEFENSE, INC.
(Exact name of issuer as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

300 State Street East, Suite 226 Oldsmar, Florida	34677
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (727) 417-7807

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

EXPLANATORY NOTE

We are filing this amendment to our Annual Report of Form 10-KSB for the year ended November 30, 2006 to amend financial statements and the other information for the years 2006 and 2005. The amendment corrects our financials to include information on stockholders' equity through November 30, 2006. The amendment did not have any material impact on our 2006 financial results.

We believe the amendment will not materially impact our 2006 financial results. Our management has discussed the subject matter giving rise to this conclusion with Gruber & Company, LLC, our independent accounting firm for the fiscal year ended November 30, 2006.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc. We merged with Terzon Corporation and changed our name to Terzon Corporation in 1984. We subsequently changed our name to Candy Stripers Candy Corporation. We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. We were traded on the Over-the-Counter Bulletin Board for several years. In 1986 we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US Biodefense, Inc.

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. EDS is engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in EDS for an aggregate of $25,000 in cash. The EDS system, encompassing CERT bags, containers and cabinets was initially designed and originated by Charles Wright in 1989 to provide earthquake preparedness supplies to communities in California. EDS currently serves Emergency Medical Services and mass casualty rapid response systems, as well as local communities, government agencies and Fortune 500 companies with innovative emergency preparedness technology, systems and services. Charles Wright, with his 18 years of experience, currently serves as Vice President and Director of Emergency Disaster Systems, Inc., our wholly-owned subsidiary.

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

Our primary source of revenues is derived from our emergency disaster preparedness subsidiary, Emergency Disaster Systems, Inc., which we acquired in August 2006. EDS provides mitigation services, emergency preparedness, and first response products to communities, government agencies, corporations and healthcare organizations. The basic kits contain a three-day supply of food and water rations, in addition to first aid, lighting, hygiene and personal care items and can be scaled for individual use or for a family. EDS also sells a stand-alone emergency radio siren product. We believe these items help mitigate a person’s vulnerability to disasters such as fires, floods and earthquakes.

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

The technology we are evaluating, if deemed commercially viable, will be subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act, and by state and local governments, as well as regulatory and other authorities in foreign governments. Such regulations govern or influence, among other things, the testing, manufacture, safety and efficacy requirements, labeling, storage, record keeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern coverage and the prices charged for products under their respective national social security systems. The potential resultant products we seek to bring to market will be considered biological drug products. Biologics are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. This process is lengthy and we may not be able generate revenues in the event any potential biologic application is denied.

Amount spent during each of the last two fiscal years on research and development

We do not conduct research and development activities in-house. We contract with third-party laboratories and research facilities to conduct significantly all of our research and development activities. As a result, we have incurred a total of $95,296 in research and development related expenses over the past two fiscal years.

Employees

We currently employ a total of 9 full- and 4 part-time employees. We believe that the addition of employees is not required over the next 12 months.

Reports to Security Holders

AnnualReports

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

We do not have any facilities appropriate for clinical testing, we lack significant manufacturing experience and we have very limited sales and marketing personnel. We are currently dependent upon our acquiring licenses from others for several of these functions and will likely remain dependent upon others for these functions.

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

Our operations depend substantially on the skills and experience of Mr. David Chin, our President. Mr. Chin is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Chin may face a conflict in selecting between US Biodefense and his other business interests. We have not formulated a policy for the resolution of such conflicts.

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

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

US Biodefense, Inc. has its headquarters in California. We lease an approximately 6,012 square foot office and warehouse space located at 375 South 6th Avenue, City of Industry, CA 91746 at a rate of $6,290 per month. This lease expires in April 2009. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

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

Holders

As of the date of this prospectus, we have approximately 39,059,047 shares of $0.001 par value common stock issued and outstanding held by approximately 170 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of November 30, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	10,000,000	$0.04	3,245,000

Total	10,000,000	$0.04	3,245,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Utah on June 29, 1983, under the name Teal Eye, Inc. We merged with Terzon Corporation and changed our name to Terzon Corporation in 1984. We subsequently changed our name to Candy Stripers Candy Corporation. We were engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. We were traded on the Over-the-Counter Bulletin Board for several years. In 1986 we ceased candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 13, 2003, we filed an amendment to our Articles of Incorporation to change our name from Piedmont, Inc. to US Biodefense, Inc. We are a registered government contractor with the Department of Defense Logistics Agency that is focused on designing and developing homeland security and biodefense products.

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. EDS is engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in EDS for an aggregate of $25,000 in cash. The EDS system, encompassing CERT bags, containers and cabinets was initially designed and originated by Charles Wright in 1989 to provide earthquake preparedness supplies to communities in California. EDS currently serves Emergency Medical Services and mass casualty rapid response systems, as well as local communities, government agencies and Fortune 500 companies with innovative emergency preparedness technology, systems and services. Charles Wright, with his 18 years of experience, currently serves as Vice President and Director of Emergency Disaster Systems, Inc., our wholly-owned subsidiary.

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

During the fiscal year ended November 30, 2006, we generated aggregate revenues of $449,836, compared to total revenues of $159,166 during the year ended November 30, 2005.  This 183% increase, or $290,670, is materially attributable to the acquisition of EDS in the third quarter of 2006, which contributed $328,169 in revenues from sales of tangible products during the year ended November 30, 2006, as opposed to $0 in the year ended November 30, 2005.

Revenues from services realized during the year ended November 30, 2006 were $50,000, all of which is related to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties.  In the year ended November 30, 2005, revenues from services amounted to $25,000, all of which was also due to our agreement with Diamond I.  The increase in revenues from services compared year-over-year can be ascribed to the recognition of revenues over a twelve month period in 2006 and for only a six month period in the year ended November 30, 2005.

For the year ended November 30, 2006, $71,667 in revenues has been recognized from our agreement with Financialnewsusa.com, a related party, to which we provided biodefense-related industry news and information to Financialnewsusa.com.  During the year ended November 30, 2005, we generated $134,166 in revenues from related parties.  We believe the substantial decrease of $62,499, or approximately 46.6%, is due to softening market demand for biodefense-related news and information.

Gross Profit

In association with sales of tangible products related specifically to our EDS operations, we incurred cost of goods sold in the amount of $135,738 during the year ended November 30, 2006.  This amount represents a margin of approximately 41.4% on sales of tangible products, and a gross margin of 30.2% on total revenues.  After factoring cost of goods sold, our gross profit was $314,098 during the year ended November 30, 2006.  In the year ended November 30, 2005, we did not incur any cost of goods sold, as we did not sell any tangible items.  As a result, our gross profit for the year ended November 30, 2005, was $159,166.

Expenses

Total expenses for the year ended November 30, 2006 were $537,443.  In the year ended November 30, 2005, we incurred total expenses of $195,572.  Aggregate expenses increased approximately 175%, or $341,871, due primarily to our incurring expenses during the year ended November 30, 2006 not previously incurred in the year ended November 30, 2005.  These expenses include general and administrative expenses paid to related parties, stock issued for consulting services and impairment of assets.

We paid related parties a total of $3,500 during the year ended November 30, 2006 for miscellaneous expenses, such as professional fees, expense reimbursements and other general costs.  In the year ended November 30, 2005, we did not incur any related party expenses.

Another expenditure that we did not have in the year ended November 30, 2005 that we recognized in the most recent year ended November 30, 2006 is stock issued for consulting services, which totaled $270,200.  This expense resulted from our issuing an aggregate of 6,755,000 shares of our common stock at prices per shares of $0.04 at various times during the fiscal year ended November 30, 2006.  We did not issue any stock for consulting services during the 2005 fiscal year.

During the year ended November 30, 2006, we impaired $22,500 of assets related to our intellectual property licenses.  As of August 31, 2006, we determined that the value of the licenses had become impaired since we were no longer pursuing stem cell research.  This determination was based on the resignation of the head of our stem cell research department and the inability to locate a replacement at an economically feasible compensation package.  In addition to the decreased pursuit of stem cell research, our research and development costs have decreased substantially by $63,125, or 66%, to $32,171 in the year ended November 30, 2006 from $95,296 during the year ended November 30, 2005.

In addition to the rise of expenses not previous incurred, general and administrative expenses increased 108% year over year from $100,276 in 2005 to $209,072 in 2006.  Our management believes the rise in these expenditures are correlated with our increased business activities and ongoing pursuit of our business objectives.  General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

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

Liquidity And Capital Resources

We have limited cash on hand, and may be unable to continue operations for the next 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, David Chin, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand.  Through November 30, 2006, David Chin loaned us a total of $4,313 to pay for general and administrative expenses.  The loan bears no interest and is due upon demand.  As of November 30, 2005, the amount owed was $1,812.  The full balance due was subsequently paid during the year ended November 30, 2006.  We have no formal written agreement with Mr. Chin for any further loans, and we cannot guarantee that we will be able to enforce our verbal agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

Gruber & Company, LLC

St. Louis, Missouri
February 1, 2008

US Biodefense, Inc. and Subsidiaries
Balance Sheet

ASSETS	November 30,
	2006	2005
Current assets
Cash and cash equivalents	$22,663	$17,223
Marketable securities available for sale	73,000	150,000
Accounts receivable, net of allowance of $20,000	54,827	--
Inventory	75,355	--
Prepaid expenses	--	20,000

Total current assets	225,845	187,223

Property and equipment, net of accumulated depreciation of
$59 and $-0- at November 30, 2006 and 2005	2,418	--
Customer list	7,500	--
Licenses	--	20,000
Deposits	1,000	1,000

Total assets	236,763	208,223

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	--	3,947
Accounts payable and accrued expenses	19,278	79,167
Due to related parties	--	1,812
Accrued income taxes	--	9,596
Deferred revenues	25,000	101,667

Total current liabilities	44,278	196,189

Deferred taxes	--	19,150

Total liabilities	44,278	215,339

Stockholders’ equity:
Common stock 100,000,000 shares authorized, $.001
par value, 39,059,047 and 30,304,047 shares issued	39,059	30,304
and outstanding
Additional paid in capital	4,235,531	3,773,086
Other comprehensive income (deficit)	(27,000)	30,850
Accumulated deficit	(4,055,105)	(3,841,356)

Total stockholders’ equity (deficit)	192,485	(7,116)

Total liabilities and stockholders’ equity (deficit)	$236,763	$208,223

See accompanying notes to financial statements

US Biodefense, Inc. and Subsidiaries
Statements of Operations
For the years ended November 30, 2006 and 2005

	2006	2005

Revenues

Revenues from sales of tangible products	$328,169	$--
Revenues from services	50,000	25,000
Revenues – Related parties	71,667	134,166

Total revenues	449,836	159,166

Cost of tangible products sold	135,738	--

	314,098	159,166

Expenses

Research and development expenses	32,171	95,296
General and administrative expenses	209,072	100,276
General and administrative expenses –
Related party	3,500	--
Stock issued for consulting services	270,200	--
Impairment of assets	22,500	--

Total expenses	537,443	195,572

Net income (loss)	(223,345)	(36,406)

Income taxes	9,596	(9,596)

	(213,749)	(46,002)

Weighted average number of shares
outstanding	33,867,797	25,253,373

Basic and diluted net income (loss)
per common share	$(0.01)	$(0.00)

See accompanying notes to financial statements

US Biodefense, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Income
For the years ended November 30, 2006 and 2005

Net loss	$(213,749)	$(46,002)

Unrealized income (loss) on securities held for resale,
net of (inclusive of) income tax of $19,150	(57,850)	30,850

Total comprehensive income	$(271,599)	$(15,152)

See accompanying notes to financial statements

US Biodefense, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the years ended November 30, 2006 and 2005

			Additional			Other
	Common Stock		Paid-in	Accumulated		Comprehensive
	Shares	Amount	Capital	Deficit		Income	Total

Balance, November 30, 2003	10,101,349	$10,101	$3,793,289	$(3,766,390)	$	---	$37,000

Net loss for the year ended November 30, 2004	---	---	---	(28,964)		---	(28,964)

Balance, November 30, 2004	10,101,349	10,101	3,793,289	(3,795,354)			8,036

Three for one stock split	20,202,698	20,203	(20,203)

Change in unrealized gain on available for sale
securities, net of tax effects of $ 19,150						30,850	30,850
							---
Net loss for the year ended November 30, 2005				(46,002)			(46,002)

Balance, November 30, 2005	30,304,047	$30,304	$3,773,086	$(3,841,356)		$30,850	$(7,116)

Stock issued for cash	2,000,000	2,000	198,000				200,000

Stock issued for consulting services	6,755,000	6,755	263,445				213,350

Capitalization of acquired company			1,000

Change in unrealized gain on available for sale
securities, inclusive of tax effects of $ 19,150						(57,850)

Net loss for the year ended
November 30, 2006				(213,749)			(213,749)

Balance, November 30, 2006	39,059,047	$39,059	$4,235,531	$(4,055,105)		$(27,000)	$192,485

See accompanying notes to financial statements.

US Biodefense, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the years ended November 30, 2006 and 2005

Cash flows from operating activities:
Net income (loss)	$(213,749)		$(46,002)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	59		--
Impairment of assets	22,500		--
Consulting services received by receipt of stock	(50,000)		(25,000)
Stock issued for consulting services	270,200		--
Provision for bad debts	20,000		--
Forgiveness of debt	(79,167)		--
Changes in operating assets and liabilities:
Accounts receivable	(74,827)		--
Inventory	(75,355)		--
Prepaid expenses	20,000		(20,000)
Bank overdraft	(3,947)		3,947
Accounts payable and accrued expenses	9,682		78,791
Accrued income taxes	--		9,596
Deferred revenues	(26,667)		5,834

Net cash (used for) provided by operating activities	(181,271)		7,166

Cash flows from financing activities
Principal advance from (repayment to) related party	(1,812)		(2,501)
Proceeds from sale of common stock	201,000		--

Total cash flows from financing activities	199,188		(2,501)

Cash flows used for investing activities
Increase in deposit	--		(1,000)
Purchase of customer list	(7,500)		--
Purchase of license	(2,500)		(20,000)
Purchase of equipment	(2,477)		--

Total cash flows from (used for) investing activities	(12,477)		(21,000)

Increase (decrease in) cash and cash equivalents	5,440		(16,335)

Cash and cash equivalents, beginning of year	17,223		33,558

Cash and cash equivalents, end of year	$22,663		$17,223

Income taxes paid $	---	$	---
Interest expense paid	---		---

Supplemental schedule of noncash investing activities:

The Company acquired 5,000,000 shares of restricted stock on
May 11, 2005 in exchange for services to be rendered. The Company recorded the stock at market price on the acquisition date of
$100,000 as deferred revenue. At November 30, 2005, the fair value of the stock was $150,000. The Company included the increase in fair value as other comprehensive income, net of the related income taxes of $19,150, or $30,850. Income included on the statement of income for the year ended December 31, 2005 for services rendered totaled $25,000.

			Liabilities
The components of this transaction are as follows:	Assets		and Equity

Fair value of assets acquired	$100,000
Deferred revenues recognized			(100,000)

Unrealized gain recognized and included as other comprehensive
income	50,000		(50,000)
Related income tax consequences

Revenues recognized during the year ended October 31, 2005	(25,000)		25,000

See accompanying notes to financial statements.

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Background

US Biodefense, Inc. (the "Company"), a Utah corporation is headquartered in the City of Industry, California. The Company is a registered government contractor with the Department of Defense Logistics Agency. The Company is focused on designing and developing homeland security and biodefense products and stem cell research.

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

The accompanying financial statements for the year ended November 30, 2006, include the accounts of the Company and its wholly-owned subsidiary Emergency Disaster Systems, Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company incurred a net loss for the twelve months ended November 30, 2006 of $213,749 and at November 30, 2006, had an accumulated deficit of $4,055,105.  In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended November 30, 2006 and 2005, the Company has items that represent other comprehensive income, and accordingly, has included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs totaled $399 and $0 for the years ended November 30, 2006 and 2005.

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

Stock-Based Compensation

Effective January 1, 2006, the Company prospectively adopted FAS 123R, Stock-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to  share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the SEC issued guidance on FASB SFAS 123R, "Share-Based Payments" ("SFAS No. 123R").  Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS no. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options.  Key topics covered by SAB 107 include (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility; and ( c) expected term - the new guidance includes examples and some simplified  approaches to determining  the expected term under certain circumstances. The Company will apply the principles of SAAB 107 in conjunction with its adoption of SOFAS No. 123R.

In June 2005, the Emerging Issues Task Force (EITF)issued No. 05-06, "Determining the Abortinaction Period of Leasehold Improvements Acquired in a Business Combination"(EITF No. 05-06). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase.  The guidance in EITF No. 05-06 will be applied prospectively and is effective for periods beginning afar June 29, 2005. The Company does not believe its adoption will have a material impact on its consolidated results of operations or financial position.

In June 2005, the Financial Accounting Standards Board ('FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specify to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in a accounting principle is impracticalable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial is also addressed by SFAS No. 154.  SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005.  The Company does not believe its adoption in fiscal year 2007 will have a material impact on its results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  This statement is effective for all financial instruments acquired or issued in the fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting.  SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method of the Fair Value Method.  This statement is effective for fiscal years beginning after September 15, 2006.  The Company does not expect adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainity in Income Taxes," ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006.  FIN 48 clarifies the accounting for uncertainity in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Pension and Other Postretirement Plans."  This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006.  The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. The Company does not expect its adoption of this new standard to have a material impact on the Company's financial position, results of operations or cash flows.

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

As of August 31, 2006, management determined that the value of the licenses had become impaired since the Company was no longer pursuing stem cell research. This determination was based on the resignation of the head of the Company's stem cell research department and the inability to locate a replacement at an economically feasible compensation package. The resignation was effective during the Company's third quarter.

A reconciliation of the license assets to the amount deemed as impaired is as follows:

Balance, August 31, 2006	$30,000
Additions	2,500
License balance due, but cancelled	(10,000)
$22,500

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

Note 8 – Related parties and Concentrations

Sales to Toyota, a major customer totaled $114,784 for the year ended November 30, 2006, representing 35.0% of total sales. Sales to Kaiser Permanente, a major customer totaled $48,583, representing 14.8% of total sales. Emergency Disaster Systems also participated in a fundraiser with KABC Radio Station with sales of $124,754 for the year ended November 30, 2006, representing 38% of total sales.

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

Inventory			$17,500
Customer list			7,500
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

The Company applies the provisions of EITF 96-18, "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services" (EITF 96-18) for our non-employee stock-based awards.  Under EITF 96-18, the measurement date at which the fair value of the stock-based award is measured is equal to the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or (2) the date at which the counterparty's performance is complete.  We recognize stock-based compensation expense for the fairvalue of the vested portion of the non-employee awards in our statements of operations.  For the year ended November 30, 2006, the performance commitment date was July 18, 2006.

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

The Company is restating the aforementioned financial statements to correct the accounting errors.  The restatement impact through August 31, 2006 of these errors are summarized in the table below:

The following table summarizes the specific balance sheet accounts as reported and as affected by the restatement as of August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Cash and cash equivalents	69,035	$(9,201)	$59,834
Marketable securities	150,000	--	150,000
Accounts receivable	15,727	(5,094)	10,633
Inventory	73,447	17,500	90,947
Total current assets	308,209	3,205	311,414

Property and equipment	2,418	--	2,418
Customer list		7,500	7,500
Deposits	1,000	--	1,000
Total assets	311,627	10,705	322,332

Accounts payable and accrued
expenses	86,541	(1,492)	85,049
Due to related parties	19,013	(19,013)	--
Accrued income taxes	9,596	--	9,596
Deferred revenues	37,500	--	37,500
Total current liabilities	152,650	(20,505)	132,145

Deferred taxes	19,150	--	19,150
Total liabilities	171,800	(20,505)	151,295

Common stock	39,059	--	39,059
Additional paid-in capital	4,234,531	1,000	4,235,531
Other comprehensive income	30,850	--	30,850
Accumulated deficit	(4,164,613)	30,210	(4,134,403)
Total stockholders' equity	139,827	31,210	171,037

Total liabilities and stock holders' equity	$311,627	$10,705	$322,332

US Biodefense, Inc.
Notes to Financial Statements

The following is a summary of the specific income statement accounts as reported and as affected by the restatement for the three month periods ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Sales of tangible products $	31,302	$24	$31,326
Revenues from services	37,500	--	37,500
Revenues - Related parties	6,667	25,000	31,667
Total revenues	75,469	25,024	100,493

Cost of tangible products sold	25,415	3,405	28,820

	50,054	21,619	71,673

General and administrative	86,738	(8,590)	78,148
General and administrative -
Stock issued for consulting	270,200	--	270,200
Impairment of assets	22,500	--	22,500
Total expenses	379,438	(8,590)	370,848

Net loss	$(329,384)	$30,209	$(299,175)

Basic and diluted net loss per
common share	(0.01)		(0.01)

The following is a summary of the specific income statement accountsas reported and as affected by the restatement for the nine month periods ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated
Sales of tangible products $	31,302	$24	$31,326
Revenues from services	37,500	--	37,500
Revenues - Related parties	46,667	25,000	71,667
Total revenues	115,469	25,024	140,493

Cost of tangible products sold	25,415	3,405	28,820

	90,054	21,619	111,673

Research and development	23,171	--	23,171
General and administrative	93,939	(8,590)	85,349
General and administrative -
Related parties	3,500	--	3,500
Stock issued for consulting	270,200	--	270,200
Impairment of assets	22,500	--	22,500
Total expenses	413,310	(8,590)	404,720

Net loss	$(323,256)	$30,209	$(293,047)

Basic and diluted net loss per
common share	(0.01)		(0.01)

The following is a summary of the impact of the restatement on our consolidated statement of cash flows for the nine months ended August 31, 2006:

	As
	Previously		As
	Reported	Adjustment	Restated

Cash flows from operating activities:
Net loss	$(323,256)	$30,209	$(293,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	--	59
Impairment of assets	22,500	--	22,500
Stock issued for consulting	270,200	--	270,200
Changes in operating assets and liabilities:
Accounts receivable	(15,727)	5,094	(10,633)
Inventory	(73,447)	(17,500)	(90,947)
Prepaid expenses	20,000	--	20,000
Bank overdraft	(3,947)	--	(3,947)

Accounts payable and accrued expenses	7,374	(1,492)	5,882
Deferred revenues	(64,167)	--	(64,167)
Net cash (used for) provided by
operating activities	(160,411)	16,311	(144,100)

Cash flows from financing activities
Principal repaid to related party	17,200	(19,012)	(1,812)
Proceeds from sale of common
stock	200,000	1,000	201,000
Total cash flows from financing
activities	217,200	(18,012)	199,188

Cash flows used for investing
activities
Purchase of customer list		(7,500)	(7,500)
Purchase of license	(2,500)	--	(2,500)
Purchase of equipment	(2,477)	--	(2,477)
Total cash flows used for investing
activities	(4,977)	(7,500)	(12,477)

Increase in cash and equivalents	51,812	(9,201)	42,611

Cash and cash equivalents,
beginning of year	17,223	--	17,223

Cash and cash equivalents,
end of year	$69,035	$(9,201)	$59,834

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

David Chin	36	President and Director	November 2006-2007	1 year

Charles Wright	50	Vice-President and Director	November 2006-2007	1 year

Footnotes:

(1)	Directors hold office until the next annual stockholders’ meeting to be held in 2007 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

David Chin attended the University of Irvine from 1988 to 1993, studying general education, management and business.  Since 1996 Mr. Chin has successful built a start-up company involved with vocation training with $100,000 dollars in revenue in 1996 to $2 million in 2002.  Currently Mr. Chin serves as Director, Chairman, President, and CEO of Camino Real Career School and Financialnewsusa.com.

Charles Wright currently oversees our wholly-owned Emergency Disaster Systems, Inc. subsidiary.  Mr. Wright first developed the EDS concept and systems in 1989 and has worked for the past 18 years to improve and expand it.

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of November 30, 2006 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known to us to be the beneficial owner of more than 5% of the common stock,

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$ 11,428	$ 7,000
Audit-related fees	$ 0	$ 0
Tax fees	$ 0	$ 0
All other fees	$ 0	$ 0

Total fees	$ 11,428	$ 7,000

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.

Signature	Title	Date

/s/ Scott Gallagher	Chief Executive Officer,	February 11, 2008
Scott Gallagher	Acting Chief Financial Officer and Chairman