Form 10KSB
period 2007-11-30
US BIODEFENSE INC
filed 2008-03-18
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

    ☒       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007.

     ☐      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-31431

US BIODEFENSE, INC. (Name of small business issuer in its charter)
Utah (State or other jurisdiction of incorporation or organization)	33-0052057 (IRS Employer Identification No.)

300 State Street East, Suite 226 Oldsmar, Florida (Address of principal executive offices)	34677 (Zip Code)

(727) 417-7807
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year:  $25,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 13, 2008:  $975,945 based on a total of 813,284 shares of our common stock held by non-affiliates on March 13, 2008 at a closing price of $1.20 per share.

State the number of shares outstanding of each of the registrant’s classes of common stock as of March 13, 2008:  11,214,075

Documents incorporated by reference:  None.

Traditional Small Business Disclosure Format (Check One): Yes ☐  No ☒

US BIODEFENSE, INC.
FORM 10-KSB
 For the fiscal year ended November 30, 2007

PART I

Forward Looking Statements

This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other filings we make from time to time with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Item 1. Description of Business

Business History

We incorporated in Utah on June 29, 1983 under the name Teal Eye, Inc. In 1984, we merged with Terzon Corporation and changed our name to Terzon Corporation. On September 7, 1984, we changed our name to Candy Stripers Candy Corporation and engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. In 1986, we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 12, 2003, we changed our name from Piedmont, Inc. to US Biodefense, Inc.

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. Emergency Disaster Systems is engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in Emergency Disaster Systems for an aggregate of $25,000 in cash. The Emergency Disaster Systems, Inc. system  was designed in 1989 to provide earthquake preparedness supplies to communities in California. On September 24, 2007, we distributed all of the shares of Emergency Disaster Systems, Inc. stock to our stockholders on a pro rata basis and thus exited that business.

Effective January 10, 2008, we experienced a change in control as the result of a series of transactions. Effective on that date, we executed an employment agreement with Scott Gallagher pursuant to which he became our Chairman of the board of directors and Chief Executive Officer. Simultaneously, our former Chairman, David Chin, resigned as an officer and director of the corporation leaving Mr. Gallagher as our sole director. Also effective of that date, Mr. Gallagher and a Company controlled by him, 221 Fund, LLC acquired 95.6% of our common stock. As a result of these transactions Mr. Gallagher assumed control of our Company. On the same date, we changed our business direction and began doing business as “Internet Holdings” to focus on acquiring direct navigation Internet domain names that could be developed into profitable business ventures.

On February 12, 2008, we announced our intention to acquire 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc. As of the date of this annual report, the transaction has not closed.

Business of Issuer

Principal Products and Principal Markets

During fiscal year 2007, we focused our efforts on evaluating the economic potential of new biological technologies as we discovered them. However, we were not in the business of researching and developing such technologies ourselves. We intended to license intellectual property from researchers or organizations to evaluate its commercial feasibility. We planned to develop relationships with universities and private entities to utilize research facilities and manpower to appraise the marketability of the technologies. In the event a technology was found to have viable commercial applications, we would seek third-parties to manufacture items for sale to government and corporate customers. We planned to rely upon marketing, distribution and co-promotion agreements for the dissemination of the items produced.

Our primary source of revenues in 2007 was derived from our emergency disaster preparedness subsidiary, Emergency Disaster Systems, Inc., which we acquired in August 2006. Emergency Disaster Systems provides mitigation services, emergency preparedness, and first response products to communities, government agencies, corporations and healthcare organizations. The basic kits contain a three day supply of food and water, in addition to first aid, lighting, hygiene and personal care items and can be scaled for individual use or for a family. Emergency Disaster Systems also sells a stand-alone emergency radio siren product. We believe these items help mitigate a person’s vulnerability to disasters such as fires, floods and earthquakes.

In September 2007, we effectuated a spin-out of Emergency Disaster Systems through a pro rata distribution of Emergency Disaster Systems, Inc. stock to our stockholders. Subsequent to our fiscal year end, on January 10, 2008, we experienced a change in control. As a result,  we changed our business focus to acquiring and developing direct navigation Internet domain names and began doing business as “Internet Holdings.”  On February 12, 2008 we announced our intention to acquire Elysium Internet Inc., an Internet Media Company operating in the direct navigation Internet Directory space. As of the date of this report, the acquisition has not closed.

Distribution Methods of Our Products

During 2007, we primarily used a direct sales approach to sell our products. Sales personnel would contact existing customers to encourage recurring purchases. To attract new customers, we primarily relied upon word-of-mouth referrals, as well as conducting, supporting or attending community outreach events to generate awareness of our brand and product offerings. In addition to our direct sales efforts, we established a website at www.EDisasterSystems.com as an e-commerce website for consumers to purchase our disaster preparedness products.

Competitive Business Conditions and the Issuer's Competitive Position

Our Emergency Disaster Systems business was highly competitive.  We had a large number of competitors, all of which were established longer and had substantially greater financial resources and larger technical staffs.  We also competed with specialized entities that were able to concentrate their resources on particular areas.

Employees

As of November 30, 2007, we had one employee. Subsequent to our change in control, at March 13, 2008, we had one part-time employee. We anticipate hiring additional employees as our business needs increase. We also intend to control costs by using the services of independent consultants and contractors when possible rather than hiring employees.

Risk Factors

We will not be able to attain profitability without additional funding, which may be unavailable.

We have limited capital resources. Additionally, we distributed the assets of our last business in September 2007. We agreed to acquire Elysium Internet, Inc. in February 2008, but the acquisition has not yet closed. As of the date this Annual Report is filed, we do not own assets that can generate sufficient revenues to cover our expenses. To date, we have funded our operations from the sale of equity securities and limited cash from our prior operations. Unless we begin to generate sufficient recurring revenues to finance our current operations, we will experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available. No alternative sources of funds are available to us in the event we are unable to identify adequate capital.

Our independent registered public accountants have qualified their report to express substantial doubt about our company’s ability to continue as a going concern.

As of November 30, 2007, we have an accumulated deficit in the amount of $4,883,975. Taking this fact into account, our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern in their report to the financial statements included in this annual report. If our business fails, you may face a complete loss of your investment.

We intend to undertake a rescission offer related to our spin-out of Emergency Disaster Systems, Inc. We could be subject to certain contingent liabilities as a result of the rescission offer which would be adverse to our business and operations.

We intend to undertake a rescission offer to recipients of the shares of Emergency Disaster Systems, Inc. common stock that we distributed in September 24, 2007. We are issuing this rescission offer because we believe the distribution may have been in violation of certain registration requirements under the Securities Act of 1933, as amended.

If all the eligible purchasers elect to accept the rescission offer, we believe we will be required to pay an estimated $18,985 representing the estimated value of the shares of Emergency Disaster Systems, Inc. at the time of the distribution, plus additional legal and accounting costs. Because our prior management participated in the spin-off and have indicated they are not interested in rescission, we believe that holders of a majority of the shares of Emergency Disaster Systems, Inc. will waive their rescission rights, and the amount we may be required to pay will be lower than the total estimated value of Emergency Disaster Systems, Inc. shares. However, we have not yet received such waivers.

There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The rescission offer may not terminate any or all potential contingent liability that we may have in connection with that distribution. In addition, we may not be able to enforce the waivers we may receive in connection with the rescission offer to bar any claims based on allegations of federal or state securities law violations that the rescission offerees who accept our offer may have, until the applicable statutes of limitations have run.

While we believe that this rescission offer will satisfy certain requirements and laws, the conditions and criteria for satisfying federal and most state rescission requirements are predicated primarily on factual circumstances rather than on objective standards. Given the size of our company and our working capital deficit, we may not have sufficient funds to satisfy any additional rescission rights and costs in which case our future results of operations could be adversely affected and we could be forced to cease operations.

The Rescission Offer could strain our current finances and could delay our implementation of our business plan.

We estimate that the rescission offer of our September 2007 distribution of shares of Emergency Disaster Systems could cost us $18,985 plus additional legal and accounting expenses. We currently do not have sufficient cash to pay for such rescission offer. We believe we will not need the total amount of such funds because we believe the holders of a majority of the shares distributed will not participate in such rescission. However, if we do have to pay the total amount, we will have to borrow funds to cover those expenses. We may not have access to such funds which could cause further liability under federal and state law. Additionally, if we borrow such funds, it will increase our debt which could inhibit us from implementing our business plan.

We have a new and unproven business model and we may not be able to implement the business plan.

Our proposed business model is unproven and may not be successful. In February 2008, we agreed to acquire Elysium Internet, Inc., a direct navigation internet media company. The success of our proposed business model will depend upon acceptance of our products and services by the market. However, there can be no certainty regarding how well our new business will be accepted by the market. Moreover, if the new business model is not favorably received by the market, we may not be able to recoup any investment in our new business, and our business may fail.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

Our operations depend substantially on the skills and experience of Mr. Scott Gallagher, our Chief Executive Officer. Mr. Gallagher is currently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, Mr. Gallagher may face a conflict in selecting between US Biodefense and his other business interests. We have not yet formulated a policy for the resolution of such conflicts.

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

Our current management may control the right to vote our common stock and they may be able to control our company indefinitely.

As of March 13, 2008, our Chief Executive Officer owns or controls the right to vote over 89.17% of our outstanding common stock. As a result, our Chief Executive Officer may be able to effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

“Penny Stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our securities have been thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade Over-the-Counter Bulletin Board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

We do not intend to pay dividends in the foreseeable future. Therefore, you may never see a return on your investment.

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the securities.

Item 2. Description of Property

Description of Property

Until January 10, 2008, we leased an approximately 6,012 square foot office and warehouse space located at 375 South 6th Avenue, City of Industry, CA 91746 at a rate of $6,290 per month. On January 10, 2008, we moved our principal offices to 300 State Street East, Suite 226, Oldsmar, Florida 34677. We rent space on a month to month basis from FTS Group, Inc. at a rate of $1,000 per month. We do not have a formal lease agreement in place at this time. We believe that this arrangement is suitable given the nature of our current operations.

Item 3. Legal Proceedings

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, one of our officers and directors at the time the lawsuit was filed, alleging a breach of contract by Mr. Chin in relation to the purchase of our Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against the plaintiff alleging breach of contract. On November 21, 2007, we reached a settlement with Ms. Sawyer, whereby we agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, we will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. We were in compliance with this settlement agreement through February 29, 2008.

There are no other material litigations, claims or assessments pending or threatened against the Company or its officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

On September 24, 2007, a stockholder holding 61.8% of our issued and outstanding common stock voted to approve the distribution to our stockholders as of September 7, 2007, all shares of Emergency Disaster Systems, Inc. then held by us. On September 24, 2007, we distributed to our stockholders on a pro rata basis, 100% of the outstanding shares of Emergency Disaster Systems, Inc. As a result, we no longer hold any shares of Emergency Disaster Systems, Inc.

On December 3, 2007, a stockholder holding 61.8% of our issued and outstanding common stock voted to authorize a one for one thousand reverse split of our outstanding common stock. On December 3, 2007, we effectuated a reverse split of our outstanding shares of common stock. Immediately after the reverse split, we had 63,284 shares of common stock outstanding.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol “USBF.”  The following table sets forth the monthly high and low prices for our common stock on the OTCBB for each quarter of the last two fiscal years.

Quarter Ended	High	Low

November 30, 2007	$0.005	$0.005
August 31, 2007	$0.014	$0.009
May 31, 2007	$0.016	$0.012
February 28, 2007	$0.025	$0.020

November 30, 2006	$0.15	$0.04
August 31, 2006	$1.60	$0.04
May 31, 2006	$4.28	$1.50
February 28, 2006	$4.40	$1.85

On December 3, 2007, we effectuated a reverse split of our outstanding common stock on a 1 for 1,000 basis. Prior to the reverse split, our common stock traded on the OTCBB under the ticker symbol “UBDE.” After the reverse split was completed our ticker symbol was changed to “USBF.”

Holders

As of March 11, 2008, we had approximately 11,214,075 shares of common stock, par value $0.001, issued and outstanding held by approximately 637 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

On August 7, 2006, we entered into a Stock Purchase Agreement with Equity Solutions, Inc., a California corporation, whereby we sold an aggregate of 2,000,000 shares of restricted common stock to Equity Solutions at a price per share of $0.10, for total cash proceeds of $200,000.

On January 10, 2008, we issued 5,000,000 shares of common stock to Scott Gallagher. The shares were valued at $150,000.

On January 10, 2008, we issued 5,000,000 shares of common stock to 221 Fund, LLC. The shares were valued at $150,000.

For these issuances, we relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.  The persons who received such unregistered shares were either accredited investors (as that term is defined in Rule 501(a) of Regulation D), or alone or through a purchaser representative had such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment, and received information regarding our Company and the acquisition transaction.  All stock certificates bear a restrictive legend stating that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is incorporated by reference to Item 12 of this annual report.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report that have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

We incorporated in the State of Utah on June 29, 1983 under the name Teal Eye, Inc.  In 1984, we merged with Terzon Corporation and changed our name to Terzon Corporation. On September 7, 1984, we changed our name to Candy Stripers Candy Corporation and engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. In 1986, we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 12, 2003, we changed our name from Piedmont, Inc. to US Biodefense, Inc.

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. Emergency Disaster Systems is engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in Emergency Disaster Systems for an aggregate of $25,000 in cash. The Emergency Disaster Systems, Inc. system  was designed in 1989 to provide earthquake preparedness supplies to communities in California. On September 24, 2007, we distributed all of the shares of Emergency Disaster Systems, Inc. stock to our stockholders on a pro rata basis and thus exited that business.

Effective January 10, 2008, we experienced a change in control as the result of a series of transactions. Effective on that date, we executed an employment agreement with Scott Gallagher pursuant to which he became our Chairman of the board of directors and Chief Executive Officer. Simultaneously, our former Chairman, David Chin, resigned as an officer and director of the corporation leaving Mr. Gallagher as our sole director. Also effective of that date, Mr. Gallagher and a Company controlled by him, 221 Fund, LLC acquired 95.6% of our common stock.  As a result of these transactions Mr. Gallagher assumed control of our Company. On the same date, we changed our business direction and began doing business as “Internet Holdings” to focus on acquiring direct navigation Internet domain names that could be developed into profitable business ventures.

On February 12, 2008, we announced our intention to acquire 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc. As of the date of this annual report, the transaction has not closed.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Inventory - Inventory was stated at the lower of cost or market. Inventory consisted of purchased items held for resale. Inventory was monitored by our management for excess and obsolete items, and we made the necessary valuation adjustment when required.

Fixed Assets - Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Comprehensive Income - Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended November 30, 2007 and 2006, we had items that represent other comprehensive income, and accordingly, have included a schedule of comprehensive income in the financial statements.

Income taxes - We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock-based compensation - On January 1, 2006, we adopted SFAS No. 123 (R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. Prior to January 1, 2006, we measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, we recognize expense in accordance with SFAS 123(R) and value the equity securities based on the fair value of the security on the date of grant.

Results of Operations

REVENUE

Revenue for the period ending November 30, 2007 was $25,000 for services compared to revenue of $96,667 for the same the period ending November 30, 2006. Revenue from services is derived from the recognition of deferred revenues from stock received relating to our arrangement to identify technology commercialization opportunities for Diamond I to research universities, government laboratories and third member private parties. The decrease in revenue was related to a decrease in stock received for services performed during the period. The decrease is also related to a decrease in related party revenue from Financialnewsusa.com, a related party, to which we provided biodefense-related industry news and information to Financialnewsusa.com.

EXPENSES

Total expenses for the year ended November 30, 2007 were $743,633 compared to expenses of $364,577 for the period ending November 30, 2006. The increase of $379,056 is primarily related to increased costs stemming from stock issued for consulting services as well as $190,000 in settlement reserve expenses relating to a lawsuit in which the Company was named and the possibility of the Company effecting a rescission offer during the next 12 months. Expenses relating to stock issuances to consultants increased to $467,190 from $270,200 for the same period of 2006 resulting in an increase of $196,990.

General and administrative expenses increased to $86,443 for the period ending November 30, 2007 compared to general and administrative expenses of $36,206 for the same period of 2006. The increase in general and administrative expenses is related to increased costs surrounding our spin-off of Emergency Distribution Systems.

We expect to continue to incur expenditures in the foreseeable future related to the development and future expansion of our business operations. Over the next 12-month period we expect overall operating expenses to increase as we pursue business opportunities in the Internet domain and related Internet media space.

LOSSES

Our loss from continuing operations for the period ending November 30, 2007 was $718,633 compared to a loss from continuing operations of $248,955 for the same period of 2006. We experienced a loss of $110,237 from discontinued operations compared to income from discontinued operations of $35,206 for the same period of 2006. Our net loss for the period ending November 30, 2007 was $828,870 compared to a net loss of $213,749 for the same period of 2006. The $615,121 year over year increase in our net loss was related to increased stock issuance costs and increased general and administrative costs primarily related to the spin-off of Emergency Disaster Systems as well as $190,000 in settlement reserve expenses relating to a lawsuit in which we were named and the possibility that we intend to effect a rescission offer during the next 12 months. For at least the next 12 months, we expect net losses to continue until such time we develop or acquire a business that can sustain itself based on operations. We believe that as we develop or acquire Internet domain and media related assets and businesses we can meet our goal of turning profitable in the next 12 to 24 months. However, due to funding needs, market uncertainties and a variety of other factors that are out of our control we cannot guarantee the accuracy of our expectations and when or if we will ever become a profitable business.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007 we had total assets of $49,451 consisting of $359 in cash, $47,500 in marketable securities and $1,592 of property and equipment. As of November 30, 2007 we had total liabilities of $245,146 consisting of $47,946 of accounts payable, $7,200 due to related parties and $190,000 as a settlement reserve.

We have limited cash on hand and will require additional capital to support strategic acquisitions and to fund our current expansion plans. We may be unable to continue operations for the next 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

We expect to close the acquisition of Elysium Internet, Inc. in the near term. The completion of this acquisition would have a significant impact on our operations. However, we cannot predict with certainty whether the proposed transaction will be consummated or whether the proposed acquisition will become profitable.

Our management anticipates the need to hire additional full or part-time employees over the next 12 months as we continue to increase our operations. At this time we believe that our operations are currently on a small scale that is manageable by our current staff. While we believe that the addition of employees is required over the next 12 months, we have retained two independent consultants and contractors to perform development related activities and market Internet related products and services we are currently developing.

We do not have any off-balance sheet arrangements.

Item 7. Financial Statments

The following documents (pages F-1 to F-9) form part of the report on the Financial Statements

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
US BIODEFENSE, INC.

We have audited the accompanying consolidated balance sheets of US Biodefense, Inc.  as of November 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholder’s equity (deficit)  and cash flows for the each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Biodefense, Inc.  as of November 30, 2007 and 2006, and the results of its consolidated operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 13, 2008

 US BIODEFENSE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 NOVEMBER 30, 2007 AND 2006

 Assets

2007
2006

 Current assets

Cash and cash equivalents	$
359
$
22,663

Marketable securities available for sale	47,500
73,000

    Accounts receivable, net of allowance of $20,000 in 2006
-
54,827

Inventory	-
75,355

 Total Current assets
	47,859	225,845

 Property and equipment, net of accumulated depreciation of

 $885 and $59 at November 30, 2007 and 2006
	1,592	2,418

 Customer List
	-	7,500

 Deposits
	-	1,000

 Total Assets
	49,451	236,763

 Liabilities and Stockholders' Equity (Deficit)

 Current liabilities

 Accounts payable and accrued expenses
	47,946	19,278

Due to related parties	7,200	-

Deferred revenues	-	25,000

 Total current Liabilites
	55,146	44,278

 Settlement reserve
	190,000	-

 Total liabilities
	245,146	44,278

 Stockholders' equity:

 Common stock 100,000,000 shares authorized, $0.001

 par value,  63,284,047and 39,059,047 shares issued
	63,284	39,059

 and outstanding at November 30, 2007 and 2006

 Additional paid in capital
	4,677,496	4,235,531

    Other comprehensive income (deficit)
	(52,500)	(27,000)

 Accumulated deficit
	(4,883,975)	(4,055,105)

 Total stockholders' equity (deficit)
	(195,695)	192,485

 Total Liabilities and stockholders' equity (deficit)
	49,451	236,763

See notes to the financial statements.

US BIODEFENSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006
REVENUES

Revenues from services	$25,000	$50,000
Revenues-Related parties	-	46,667

Total Revenues	25,000	96,667

EXPENSES

Research and development expenses	-	32,171
General and administrative expenses	86,443	36,206
General and administrative expenses:
Related party	-	3,500
Stock issued for consulting services	467,190	270,200
Impairment of assets	-	22,500
Settlement reserve	190,000	-

Total Expenses	743,633	364,577

Loss from continuing operations before income tax benefit	(718,633)	(267,910)

Income tax benefit	-	18,955

Loss from continuing operations	(718,633)	(248,955)

Discontinued Operations (Note 11)
Income (loss) from operations of discontinued emergency disaster
preparedness subsidiary (including gain on disposal of $235,148)	(110,237)	44,565
Income tax	-	(9,359)

Income (loss) on discontinued operations	(110,237)	35,206

Net loss	(828,870)	(213,749)

Weighted average number of shares
outstanding	51,661,547	33,867,797

Basic and diluted net income (loss)
per common share	$(.02)	$(0.01)

See notes to the financial statements.

US BIODEFENSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006
Net loss	$(828,870)	$(213,749)

Unrealized income (loss) on securities held for resale,
net of (inclusive of) income tax of $19,150 in 2006	(25,500)	(57,850)

Total comprehensive income	$(854,370)	$(271,599)

See notes to the financial statements.

US BIODEFENSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Income	Total

Balance, November 30, 2005	30,304,047	$30,304	$3,773,086	$(3,841,356)	$30,850	$(7,116)

Stock issued for cash	2,000,000	2,000	198,000			200,000

Stock issued for consulting services	6,755,000	6,755	263,445			270,200

Capitalization of acquired company			1,000			1,000

Change in unrealized gain on available for sale
securities, inclusive of tax effects of $19,150					(57,850)	(57,850)

Net loss for the year ended
November 20, 2006				(213,749)		(213,749)

Balance, November 30, 2006	39,059,047	$39,059	$4,235,531	$(4,055,105)	$(27,000)	$192,485

Stock issued for compensation	10,000,000	10,000	90,000			100,000

Stock issued for consulting services	14,225,000	14,225	352,965			367,190

Remove capitalization of spun-off company			(1,000)			(1,000)

Change in unrealized gain on available for sale
securities, inclusive of tax effects of $0					(25,500)	(25,500)

Net loss for the year ended
November 30, 2007				(828,870)		(828,870)

	63,284,047	$63,284	$4,677,496	$(4,883,975)	$(52,500)	$(195,695)

See notes to the financial statements.

US BIODEFENSE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(828,870)	$(213,749)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Gain on spin-off subsidiary	(235,148)	-
Depreciation	826	59
Impairment of assets	25,500	22,500
Consulting services received by receipt of stock	-	(50,000)
Stock issued for consulting services	367,190	270,200
Stock issued for compensation	100,000
Provision for bad debts	-	20,000
Forgiveness of debt	-	(79,167)
Changes in operating assets and liabilities:
Accounts receivable	54,827	(74,827)
Inventory	75,355	(75,355)
Prepaid expenses	-	20,000
Band overdraft	-	(3,947)
Accounts payable and accrued expenses	(67,224)	9,682
Deferred revenues	(25,000)	(26,667)
Settlement reserve	190,000	-

Total cash flows from operating activities	(342,544)	(181,271)

Cash flows from financing activities:
Advances from (repayments to) related parties, net	311,740	(1,812)
Proceeds from sale of common stock	-	201,000

Total cash flows from financing activities	311,740	199,188

Cash flows from investing activites:
Decrease in Deposit	1,000	-
Purchase (disposal) of customer list	7,500	(7,500)
Purchase of license	-	(2,500)
Purchase of equipment	-	(2,477)

Total cash flows from investing activities	8,500	(12,477)

Increase (decrease in) cash and cash equivalents	(22,304)	5,440

Cash and cash equivalents, beginning of year	22,663	17,223

Cash and cash equivalents, end of year	$359	$22,663

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to the financial statements.

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

Background

US Biodefense, Inc. (the "Company"), a Utah corporation was headquartered in the City of Industry, California at November 30, 2007. Effective January 10, 2008, corporate headquarters has relocated to Oldsmar, Florida. The Company is a registered government contractor with the Department of Defense Logistics Agency. At November 30, 2007, the Company was focused on designing and developing homeland security and biodefense products.

The Company originally incorporated under the name Teal Eye, Inc. in Utah on June 29, 1983. The Company then merged with Terzon Corp. and amended its Articles of Incorporation to change the name to Terzon Corp. On September 7, 1984, the Company amended its Articles of Incorporation changing its name to Candy Stripers Corporation, Inc. On January 6, 1998, the Company amended its Articles of Incorporation changing its name to Piedmont, Inc. On May 31, 2003, the Company amended its Articles of Incorporation and changed its name to US Biodefense, Inc.

Effective January 10, 2008, the Company experienced a change in control as the result of a series of transactions. Effective on that date, the Company executed an employment agreement with Scott Gallagher pursuant to which he became the Chairman of the board of directors and Chief Executive Officer of the Company. Simultaneously, the former Chairman David Chin, resigned as an officer and director of the Company leaving Mr. Gallagher as its sole director. Also effective as of that date, Mr. Gallagher and a Company controlled by him, 221 Fund, LLC acquired 95.6% of the Company, and as a result of these transactions Mr. Gallagher assumed control of the Company. On the same date the Company changed its business direction and began doing business as (DBA) “Internet Holdings” to focus on acquiring direct navigation Internet domain names that could be developed into profitable business ventures.

The accompanying financial statements for the year ended November 30, 2007, include the accounts of the Company and its wholly-owned subsidiary Emergency Disaster Systems, Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the twelve months ended November 30, 2007 of $828,870 and at November 30, 2007, had an accumulated deficit of $4,883,975. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through the issuance of its common stock or other means and interests that it deems necessary. Additionally, management intends to acquire or develop business and business assets related to its new Internet domain and media oriented business model.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory consisted of purchased items held for resale. Inventory was monitored by Company management for excess and obsolete items, and valuation adjustments were made when required. As a result of the Emergency Disaster Systems, Inc. spin-off, the Company has no inventory remaining at November 30, 2007.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in results of operations.

The Company will periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended November 30, 2007 and 2006, the Company has items that represent other comprehensive income, and accordingly, has included a schedule of comprehensive income in the financial statements.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs totaled $0 and $399 for the years ended November 30, 2007 and 2006.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of November 30, 2007 and 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

Effective January 1, 2006, the Company prospectively adopted SFAS 123 R, "Share-Based Payments," and related Securities and Exchange Commission rules included in  Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 includes costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 R. Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For non-employee stock based compensations, the Company recognizes expense in accordance with SFAS 123R and values the equity securities based on the fair value of the security on the date of grant.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share option, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method.

In March, 2005, the SEC issued guidance on FASB SFAS 123R, "Share-Based Payments" ("SFAS No. 123R"). Staff Accounting Bulletin No. 107 ("SAB 107") was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include (a) valuation models - SAB 107 reinforces the flexibility allowed by SFAS No. 123R to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility; and ( c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS No.123R.

In June, 2005, the Emerging Issues Task Force (EITF) issued No. 05-06, "Determining the Amortization Period of Leasehold Improvements Acquired in a Business Combination" (EITF No. 05-06). EITF No. 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease to be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The guidance in EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company does not believe its adoption had a material impact on its consolidated results of operations or financial position.

In June, 2005, the Financial Accounting Standards Board ('FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in a accounting principle is impracticalable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company's adoption in fiscal year 2007 did not have a material impact on its results of operations or financial position.

In February, 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to  be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in the fiscal year beginning after September 15, 2006. The Company's adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In March, 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). This statement was issued to simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify hedge-like (offset) accounting. SFAS 156 clarifies when an obligation to service financial assets should be separately recognized (as servicing asset or liability), requires initial measurement at fair value and permits an entity to select either the Amortization Method or the Fair Value Method. This statement is effective for fiscal years beginning after September 15, 2006. The Company's adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In July, 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company does not expect that the implementation of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

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

In September, 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Pension and Other Postretirement Plans." This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal years ending after December 15, 2008. The Company does not expect its adoption of this new standard to have a material impact on the Company's financial position, results in operations or cash flows.

On September 13, 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company's adoption of this pronouncement did not have a material impact on the Company's financial statements.

Note 2 - Marketable Securities Available For Sale

On May 11, 2005, the Company entered into an agreement with a Partner. The Company agreed to assist the Partner in identifying opportunities for commercialization of their listed technologies, while maintaining the confidentiality of the Partner.

As compensation for providing these services, the Partner gave the Company 5,000,000 shares of Section 144 stock which is restricted from sale for twelve months from date of issue, May 11, 2005. The agreement is for a period of twenty-four months.

The Company recorded the stock at the value of the services to be provided which is estimated to be $100,000. The Company recorded revenue for the six-month period from May through November, 2005 in the amount of $25,000, $50,000 for the year ended November 30, 2006, and $25,000 for the year ended November 30, 2007.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board. SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date. Unrealized gains and losses are recognized as a separate component of stockholders' equity. The specific identification method is used in calculating realized gains and losses. SFAS 130 also requires a statement of comprehensive income which adjusts net income for the unrealized activity. At November 30, 2007, the fair market value of common equity securities with a cost of $100,000 was $47,500. The unrealized loss of $52,500, is included as a component of other comprehensive income.

US Biodefense, Inc.
Notes to Financial Statements
Note 3 - Licenses

The Company agreed to exercise options to license stem cell technology through the University of British Columbia under two option agreements.

Having passed the initial validation phase, the Company was working toward a full licensing relationship and to begin pre-clinical analysis of how the cell line could be utilized. The Company was considering investigating the stem cells applications in combating ALS and Parkinson's disease.

As of August 31, 2006, Company management determined that the value of the licenses had become impaired since the Company was no longer pursuing stem cell research. This determination was based on the resignation of the head of the Company's stem cell research department and the inability to locate a replacement at an economically feasible compensation package. The resignation was effective during the Company's third quarter of 2006. The balance of $22,500 below was written off in full as an impairment loss at August 31, 2006.

Balance, May 31, 2006	$ 30,000
Additions	2,500
License balance due, but cancelled	(10,000)
$ 22,500

The Company had accrued expenditures related to the stem cell technology licenses in the amount of $79,167. These expenditures related to the second stage of licensing, after the initial evaluation phase. Since the Company is no longer pursuing stem cell research, the second stage will not be undertaken, and the related liabilities have been recorded as forgiveness of debt, and is included as a reduction of total expenses on the Company's Statement of Operations at November 30, 2006.

Note 4 - Property and Equipment

Property and equipment consists of the following at November 30, 2007:

Furniture and fixtures (at cost)	$ 2,477
Accumulated depreciation	885
$1,592

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

The components of other comprehensive income and related tax effects for the year ended November 30, 2007 are unrealized holding loss on available for sale securities in the amount of $52,500.

Note 6 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the year ended November 30, 2007:

Current income taxes payable:
Federal	-0-
State	-0-
	-0-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

		Impact on
	Amount	Rate
Income tax at federal rate	(223,000)	35.00%
State tax, net of federal effect	(38,000)	6.00%
Net operating loss deduction	261,000

	-0-

Note 7 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 8 - Related parties and Concentrations

The Company owes related parties $7,200 at November 30, 2007. The notes are non-interest bearing, and are due on demand.

Note 9 - Acquisition

On August 7, 2006, the Company acquired 100% of the outstanding stock of Emergency Disaster Systems, Inc. a retailer of emergency disaster equipment. Emergency Disaster Systems, Inc. was incorporated on July 17, 2006, by its majority stockholder who had been in the disaster preparedness industry for over seventeen years. The Company paid $25,000 in cash for the stock. The Company recorded the transaction as follows:

Inventory	$ 17,500
Customer list	7,500
$ 25,000

Note 10 - Common Stock Transactions

During the three months ended May 31, 2007, the Company issued 9,245,000 shares of common stock to two entities as consulting fees totaling $337,350.

During the three months ended May 31, 2007, the Company issued 10,000,000 shares of common stock to its Chief Executive Officer for salary totaling $100,000.

During the three months ended August 31, 2007, the Company issued 2,000,000 shares of common stock to an individual as consulting fees totaling $22,000.

During the three months ended August 31, 2007, the Company issued 980,000 shares of common stock to an individual as consulting fees totaling $7,840.

Note 11 - Discontinued Operations

As of September 24, 2007, the Company completed the spin-off of Emergency Disaster Systems, Inc., a wholly-owned subsidiary of US Biodefense, Inc., whereby stockholders of record as of September 7, 2007 received one share of common stock of Emergency Disaster Systems, Inc. for every 100 shares of common stock of US Biodefense such holders possessed. Stockholders received cash in lieu of fractional shares for amounts less than one full Emergency Disaster Systems, Inc. share.

In accordance with Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) revenues and expenses associated with Emergency Disaster Systems, Inc. are classified as discontinued operations for the year ended November 30, 2007. The same classification as discontinued operations required by SFAS 144 is also required for previously issued financial statements for each year incorporated in this report. Consequently, the comparative income statement for the year ended November 30, 2006 has been revised to reflect the operation of Emergency Disaster Systems, Inc. as discontinued operation.

Results from discontinued operations were as follows:

	Years Ended November 30,
	2007	2006
Revenues	$194,132	$353,169
Cost of tangible products sold	155,306	135,738
	38,826	217,431
Expenses	384,211	182,225

Income (loss) from discontinued operations (net of
Tax provision of $9,359 in 2006)	$(345,385)	$35,206

Basic and diluted net income (loss) per common share	$(0.01)	$0.00

Gain on disposal of EDS	$235,148

Note 12 - Subsequent Events

Effective January 10, 2008, the Company experienced a change in control as the result of a series of transactions. Effective on that date, the Company executed an employment agreement with Scott Gallagher pursuant to which he became the Chairman of the board of directors and Chief Executive Officer of the Company. Simultaneously, the former Chairman David Chin, resigned as an officer and director of the corporation leaving Mr. Gallagher as its sole director. Also effective as of that date, Mr. Gallagher and a Company controlled by him, 221 Fund, LLC acquired 95.6% of the Company. As a result of these transactions Mr. Gallagher assumed control of the Company. On the same date, the Company changed its business direction and began doing business as “Internet Holdings” to focus on acquiring direct navigation Internet domain names that could be developed into profitable business ventures.

On February 12, 2008, the Company announced its intention to acquire 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. The Company’s Chairman and Chief Executive officer Scott Gallagher is also the Chairman and Chief Executive Officer of FTS Group, Inc. As of the date of this annual report, the transaction has not closed.

Upon taking control of the Company, new management identified a problem relating to the Company’s spin-off of its wholly-owned subsidiary Emergency Disaster Systems, Inc. which occurred on September 24, 2007. The Company intends to undertake a rescission offer to recipients of shares of Emergency Disaster Systems, Inc. in the September 24, 2007 distribution. The Company is issuing this rescission offer because it believes the distribution may have been in violation of certain registration requirements under the Securities Act of 1933, as amended.

New management determined that the controls and procedures utilized by previous management were not sufficient. Management has corrected the problem to ensure that information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

If all the eligible purchasers elect to accept the rescission offer, the Company believes it will be required to pay an estimated $18,985 representing the estimated value of the shares of Emergency Disaster Systems, Inc. at the time of the distribution, plus additional legal and accounting costs. Because prior management participated in the spin-off and has indicated it is not interested in rescission, the Company believes that holders of a majority of the shares of Emergency Disaster Systems, Inc. will waive their rescission rights, and the amount it may be required to pay will be lower than the total estimated value of Emergency Disaster Systems, Inc. shares. There is considerable legal uncertainty under both federal and state securities laws concerning the efficacy of rescission offers and general waivers and releases with respect to barring claims that would be based on securities law violations. The rescission offer may not terminate any or all potential contingent liability that the Company may have in connection with that distribution. In addition, it may not be able to enforce the waivers it may receive in connection with the rescission offer to bar any claims based on allegations of federal or state securities law violations that the rescission offerees who accept the offer may have, until the applicable statutes of limitations have run.

While the Company believes this rescission offer will satisfy certain requirements and laws, the conditions and criteria for satisfying federal and most state rescission requirements are predicated primarily on factual circumstances rather than on objective standards. Given the size of the Company and its working capital deficit, the Company may not have sufficient funds to satisfy any additional rescission rights and costs in which case the Company's future results of operations could be adversely affected and it could be forced to cease operations.

Note 13 - Commitments and Contingencies

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, one of our officers and directors at the time the lawsuit was filed, alleging a breach of contract by Mr. Chin in relation to the purchase of our Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against the plaintiff alleging breach of contract. On November 21, 2007, we reached a settlement with Ms. Sawyer, whereby we agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, we will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. We were in compliance with this settlement agreement through February 29, 2008.

We estimate that the rescission offer of our September 2007 distribution of shares of Emergency Disaster Systems could cost us $18,985 plus additional legal and accounting expenses. We currently do not have sufficient cash to pay for such rescission offer. We believe we will not need the total amount of such funds because we believe the holders of a majority of the shares distributed will not participate in such rescission. However, if we do have to pay the total amount, we will have to borrow funds to cover those expenses. We may not have access to such funds which could cause further liability under federal and state law. Additionally, if we borrow such funds, it will increase our debt which could inhibit us from implementing our business plan. We have set up a reserve account of up to $100,000 to cover any and all anticipated legal, accounting and filing costs related to the spin-off and rescission offer.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer/Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of November 30, 2007, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management concluded that prior management did not maintain effective controls to ensure the accuracy of disclosures in our financial statements and classification of certain financial transactions in our financial statements.

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our company have been detected.

On January 10, 2008, we experienced a change in control and Scott Gallagher was appointed as our Chief Executive Officer and Acting Chief Financial Officer.  Our new management identified control deficiencies (a) in our procedures for reconciling and compiling our books for the 2007 fiscal year, (b) in our procedures for evaluating and accounting for equity transactions and (c) in our ability to timely produce accurate financial statements that we believe constitute individually, or in the aggregate, material weaknesses with respect to those matters.

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the fiscal year ended November 30, 2007, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the 2007 fiscal year.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended November 30, 2007 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of our accounting controls and procedures, we believe the control deficiencies resulted primarily from the following contributing factors:

• We had one person performing the roles of all executive officers.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
• We had insufficient resources in the accounting department and a lack of accounting expertise at our Company.
• We failed to accurately account for certain equity instruments, due, at least in part, to a lack of sufficient financial expertise in prior management.  Failure to maintain detailed records and human error also may have played a role.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our new management team has addressed the deficiencies both in the legal and accounting areas. Management has strengthened our accounting capacity by retaining an independent peer review accounting firm to advise management on matters relating to internal accounting. With regards to its legal matters management has retained retained a qualified securities law firm to advise management on legal matters relating to its public filings. During 2008, we intend to continually improve our internal controls and procedures by hiring additional employees or consultants as needed.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to our chief executive officer and director.

NAME	AGE	POSITION

Scott Gallagher	41	Chief Executive Officer, Acting Chief Financial Officer and Director

Directors hold office until the next annual meeting or until their successors are duly appointed or elected.

Directors, Executive Officers and Significant Employees

Scott Gallagher.  Scott Gallagher has served as our Chief Executive Officer, Acting Chief Financial Officer and Director since January 10, 2008. Mr. Gallagher has served as the Chief Executive Officer and Chairman of the Board of Directors of FTS Group, Inc. since January 2002. Prior to joining FTS, Mr. Gallagher was founder and President of About-Face Communications, LLC, a privately-held business consulting firm located in Yardley, Pennsylvania. Prior to founding About-Face Communications, LLC, Mr. Gallagher was the Chief Investment Officer and a general partner with the Avalon Investment Fund, a private hedge fund based in New York City and Philadelphia. Mr. Gallagher previously held SEC licenses series 7, 63 and 24, all of which were retired in good standing.

Board Committees

We currently do not have a compensation committee, an audit committee or any other committee performing equivalent functions. Currently, our board of directors perform the functions of audit and compensation committees. As of November 30, 2007, we did not have a director on our board who meets the definition of  “audit committee financial expert” as that term is set forth in Item 407(d)(5)(ii). However, as of March 13, 2008, we are actively seeking individuals to fill this need.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us we  believe that for the fiscal year ended November 30, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal accounting officer or controller or persons performing similar functions in that our sole officer and director serves in all of the above capacities.

Nominating Committee

Each member of our Board participates in the consideration of director nominees. Stockholders may submit the names and five year backgrounds for the Board’s consideration in its selection of nominees for directors in writing to US Biodefense, Inc., 300 State Street East, Suite 226, Oldsmar, FL 34677. Currently, our share ownership is concentrated in our directors and officers; as such, it is improbable that any Board nominee found to be unqualified or unacceptable by these majority stockholders could be selected as a member of the Board. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish policies and procedures upon such time as our share ownership is more diversified.

Item 10. Executive Compensation

Summary Compensation Table

The following table presents a summary of the compensation paid to our Chief Executive Officer during the last two fiscal years.  No other executive officer received compensation in excess of $100,000 during 2007 or 2006. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to our executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
David Chin President and Treasurer	2007		100,000	100,000
	2006	4,000		4,000

(1) Mr. Chin received 10,000,000 shares of our common stock valued at $0.01 per share as full compensation for service as our Chief Executive Officer in 2007.

We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity.

Director Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of November 30, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.	The weighted-average exercise price of the outstanding options, warrants and rights; and

3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Title of Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
		(a)	(b)	(c)
Equity compensation plans approved by security holders	2006 Qualified Stock Option Plan	10,000,000	$0.04	0

Equity compensation plans not approved by security holders	2007 Stock Option Plan	10,000,000	$0.013	0

Total		20,000,000	$0.03	0

Security Ownership of Certain Beneficial Owners and Management as of March 11, 2008

The following table sets forth as of March 11, 2008, certain information regarding the beneficial ownership of our common stock by (1) Each person who is known to us to be the beneficial owner of more than 5% of the common stock, (2) Each of our directors and executive officers and (3) All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Ownership	Class (1)

Common Stock	Scott Gallagher, Chief Executive Officer	10,000,000(2)	89.17%
	300 State Street East, Suite 226
	Oldsmar, Florida 34677

	221 Fund, LLC 300 State Street East, Suite 226 Oldsmar, Florida 34677	5,000,000	44.59%

	All Officers and Directors(1)	10,000,000	89.17%

(1) Based on 11,214,075 shares of common stock issued and outstanding on March 11, 2008.

(2) Mr. Gallagher became our Chief Executive Officer in a change of control transaction on January 10, 2008. Mr. Gallagher owns 5,000,000 shares of our common stock directly and 5,000,000 shares of our common stock indirectly through 221 Fund, LLC, of which Mr. Gallagher serves as the Chief Investment Officer. The shares were purchased on January 10, 2008, for total consideration of $300,000.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended November 30, 2007, we issued 10 million shares to our former Chairman and Chief Executive Officer valued at $0.01 as full compensation for the year.

On January 10, 2008, we issued 5,000,000 shares of common stock to Scott Gallagher in exchange for $150,000. Mr. Gallagher became our Chief Executive Office and Chairman of our Board of Directors on January 10, 2008.

On January 10, 2008, we issued 5,000,000 shares of common stock to 221 Fund, LLC in exchange for $150,000. 221 Fund, LLC is controlled by Scott Gallagher, our Chief Executive Officer and Chairman.

On January 10, 2008, we moved our principal offices to 300 State Street East, Suite 226, Oldsmar, Florida 34677. We rent space on a month to month basis from FTS Group, Inc. at a rate of $1,000 per month. We do not have a formal lease agreement in place at this time. Our Chairman and Chief Executive Officer, Scott Gallagher, is the Chairman and Chief Executive Officer of FTS Group, Inc.

On February 12, 2008, we announced our intention to acquire 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. The terms of the transaction have not yet been finalized. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc. As of the date of this annual report, the transaction has not closed.

Director Independence

We do not have any independent directors currently serving on our Board of Directors. We are seeking additional board members.

Item 13. Exhibits, Financial Statement Schedules

3.1.	Articles of Incorporation, dated June 24, 1983 (included as Exhibit 3.1 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation, dated July 17, 1984 (included as Exhibit 3.2 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation, dated September 7, 1984 (included as Exhibit 3.3 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.4	Amended and Restated Articles of Incorporation, dated December 29, 1997 (included as Exhibit 3.4 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.5	By-Laws (included as Exhibit 3.5 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.6	Certificate of Amendment to the Articles of Incorporation, dated May 12, 2003 (included as Exhibit 3 to the Form 10-QSB filed July 15, 2003, and incorporated herein by reference).

4.1	US Biodefense, Inc. 2006 Qualified Stock Option Plan, dated April 26, 2006 (included as Exhibit 4.1 to the Form S-8 filed July 25, 2006, and incorporated herein by reference).

4.2	US Biodefense, Inc. 2007 Stock Incentive Plan, dated April 1, 2007 (included as Exhibit 4 to the Form S-8 filed May 4, 2007, and incorporated herein by reference).

4.3	US Biodefense, Inc. 2008 Stock Incentive Plan, dated February 15, 2008 (included as Exhibit 10.1 to the Form S-8 filed February 15, 2008, and incorporated herein by reference).

10.1	Stock Purchase Agreement between the Company and Charles Wright, dated August 7, 2006 (included as Exhibit 2 to the Form 8-k filed August 14, 2006, and incorporated herein by reference).

10.2	Stock Purchase Agreement between the Company and Equity Solutions, Inc., dated August 7, 2006 (included as Exhibit 10.1 to the Form 8-k filed August 14, 2006, and incorporated herein by reference).

10.3	Consulting Agreement between the Company and Charles Wright, dated August 21, 2006 (included as Exhibit 10 to the Form 8-K filed August 30, 2006, and incorporated herein by reference).

10.4	Executive Employment Agreement between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.5
Agreement for Purchase and Sale of Stock between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.2 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.6
Agreement for Purchase and Sale of Stock between the Company and 221 Fund, LLC, dated January 10, 2008 (included as Exhibit 10.3 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

17.1	Letter of Resignation to the Company from David Chin, dated January 10, 2008 (included as Exhibit 17.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the fiscal years ended 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2007	2006

Audit Fees	$7,500	$11,428
Audit-related Fees	$2,500	-
Tax Fees		-
All Other Fees		-

Total Fees	$10,000	$11,428

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIODEFENSE, INC.

By: /s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer, Acting Chief
Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Dated: March 18, 2008