Form 10-Q
period 2008-02-29
US BIODEFENSE INC
filed 2008-04-21
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________ TO __________

COMMISSION FILE NUMBER: 000-31431

US BIODEFENSE, INC.
(Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 State St. East, Suite 226, Oldsmar, Florida 34677
(Address of principal executive offices)

(727) 417-7807
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2008, the registrant had 10,714,075 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

US Biodefense, Inc. and Subsidiaries
Balance Sheets
February 29, 2008 and November 30, 2007

Assets	2008	2007
Current assets
Cash and cash equivalents	$359	$359
Marketable securities available for sale	-	47,500
Notes receivable from related parties	212,000	-

Total Current assets	212,359	47,859

Property and equipment, net of accumulated depreciation of
$885 at November 30, 2007	-	1,592

Total Assets	212,359	49,451

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	42,500	47,946
Notes payable to related parties	227,000	7,200

Total current Liabilites	269,500	55,146

Settlement reserve	175,000	190,000

Total liabilities	444,500	245,146

Stockholders' equity:
Common stock 100,000,000 shares authorized, $0.001 par value, 10,714,075 and 63,284,000 shares
issued and outstanding at February 29, 2008 and November 30, 2007	10,714	63,284

Additional paid in capital	5,127,566	4,677,496
Other comprehensive income (deficit)	0	(52,500)
Accumulated deficit	(5,370,421)	(4,883,975)

Total stockholders' equity (deficit)	(232,141)	(195,695)

Total Liabilities and stockholders' equity (deficit)	$212,359	$49,451

See accompanying notes to consolidated financial statements.

US Biodefense, Inc. and Subsidiaries
Statements of Operations
For the three months ended February 29, 2008 and February 28, 2007

	2008	2007
REVENUES
Revenues from services	$-	$12,500

Total Revenues	-	12,500

EXPENSES
General and administrative expenses	384,854	6,956
Impairment of assets	49,092	-

Total Expenses	433,946	6,956

Loss from continuing operations	(433,946	5,544

Discontinued Operations (Note 6)
Income (loss) from operations of discontinued emergency disaster
preparedness subsidiary	-	(81,642)

Income (loss) on discontinued operations	-	(81,642)

Net loss	(433,946	(76,098)

Weighted average number of shares
outstanding	2,287,701	39,059

Basic and diluted net income (loss)
per common share	$(0.19	$(1.95)

See accompanying notes to consolidated financial statements.

US Biodefense, Inc. and Subsidiaries
Statements of Cash Flows
For the three months ended February 29, 2008 and February 28, 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(433,946)	$(76,098)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation		206
Deferred revenues		(12,500)
Impairment of assets	49,092
Stock issued for consulting services	37,500
Stock issued for compensation	60,000
Provision for bad debts
Forgiveness of debt
Changes in operating assets and liabilities:
Accounts receivable		(6,739)
Inventory		(9,837)
Prepaid expenses
Bank overdraft
Accounts payable and accrued expenses	(5,446)	53,714
Accrued income taxes
Settlement reserve	(15,000)

Total cash flows from operating activities	(307,800)	(51,254)

Cash flows from financing activities:
Advances from (repayments to) related parties, net	7,800	41,600
Note receivable for sale of common stock	212,000	-
Proceeds from sale of common stock	88,000	-

Total cash flows from financing activities	307,800	41,600

Increase (decrease in) cash and cash equivalents	-	(9,654)

Cash and cash equivalents, beginning of period	359	22,663

Cash and cash equivalents, end of period	$359	$13,009

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See accompanying notes to consolidated financial statements.

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The Company

US Biodefense, Inc. doing business as Elysium Internet (the "Company"), a Utah corporation was headquartered in the City of Industry, California at November 30, 2007. Effective January 10, 2008, the Company relocated its corporate headquarters to Oldsmar, Florida.

The Company originally incorporated under the name Teal Eye, Inc. in Utah on June 29, 1983. The Company then merged with Terzon Corp. and amended its Articles of Incorporation to change the name to Terzon Corp. On September 7, 1984, the Company amended its Articles of Incorporation, as amended, changing its name to Candy Stripers Corporation, Inc. On January 6, 1998, the Company amended its Articles of Incorporation, as amended, changing its name to Piedmont, Inc. On May 31, 2003, the Company amended its Articles of Incorporation, as amended, and changed its name to US Biodefense, Inc.

Effective January 10, 2008, the Company experienced a change in control as the result of a series of transactions. Effective on that date, the Company executed an employment agreement with Scott Gallagher pursuant to which he became the Chairman of the board of directors and Chief Executive Officer of the Company. Simultaneously, the former Chairman, David Chin, resigned as an officer and director of the Company leaving Mr. Gallagher as its sole director. Also effective as of that date, Mr. Gallagher and a Company controlled by him, 221 Fund, LLC acquired 95.6% of the Company, and as a result of these transactions Mr. Gallagher assumed control of the Company. On the same date the Company changed its business direction and began doing business as “Internet Holdings” to focus on acquiring direct navigation Internet domain names that could be developed into profitable business ventures.

On April 4, 2008, the Company acquired 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company, in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended February 29, 2008 of $433,946 and at February 29, 2008, had an accumulated deficit of $5,370,421. In addition, the Company generated no revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Management intends to raise financing through the issuance of its common stock, debt instruments or other means that it deems necessary. Additionally, management intends to acquire or develop business and business assets related to its new Internet domain and media oriented business model.

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

Revenue Recognition

While the Company operated the Emergency Disaster Systems business, the Company recognized revenue from the sale of products, and from the performance of services to both related and non-related parties. The Company recognized revenue from the sale of products on the gross amount charged basis. Under this method of recording the sale of products, the cost of goods sold reflects the cost of the goods sold to the customer plus the Company's cost of executing the transaction. The Company chose this method since it took ownership of the products that it purchased for resale and assumed the risks and rewards of ownership of the goods.

For sale of products, revenue was generally recognized when persuasive evidence of an arrangement existed, delivery had occurred, the contract price was fixed or determinable, title and risk of loss had passed to the customer and collection was reasonably assured. The Company's sales were typically not subject to rights of return and, historically, sales returns were not significant.

In the Company's current business model, the Company recognizes revenue when it makes a sale through its directory business. Sales generated from third-party aggregators are recognized in the month they are made.

Revenues from services are recognized upon provision of services to the customer. Unearned service revenue is deferred and recognized ratably over the duration of the service term.

Accounts receivable are reviewed to determine if their carrying value has become impaired. The Company considers the assets to be impaired if the balances are greater than six months old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit.  However, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Inventory

Inventory is stated at the lower of cost or market. For the three months ended February 28, 2007, inventory consisted of purchased items held for resale. Inventory was monitored by Company management for excess and obsolete items, and valuation adjustments were made when required. As a result of the Emergency Disaster Systems, Inc. spin-off, the Company has no inventory remaining at February 29, 2008.

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

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of February 29, 2008 and February 28, 2007, the Company does not have any equity or debt instruments outstanding that could be converted into common stock.

Stock-Based Compensation

Effective January 1, 2006, the Company prospectively adopted SFAS 123R, "Share-Based Payments," and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 includes costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

Recent Accounting Pronouncements

 In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 will be effective for the Company’s fiscal year ending November 30, 2007.  The Company did not have material tax positions that would have resulted in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 will be effective for the Company’s fiscal year ending November 30, 2008.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R.”  This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans.  The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 became effective for us on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial position, cash flows and results of operations.

Note 2 - 1-For-1000 Reverse Stock Split

In November 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-1000 reverse stock split, effective on December 3, 2007, which had been approved by our consenting stockholder at the close of business on November 12, 2007. Effectively USBF’s common stock began trading at the split-adjusted level on January 11, 2008.

As the reverse stock split proportionally reduced the issued and outstanding shares of Common Stock of the Company, without any change to the authorized number of shares or the par value, the “Common stock” balance on the condensed consolidated balance sheet at February 29, 2008, and all share and per share data contained in this Quarterly Report on Form 10-Q unless otherwise indicated has been adjusted to reflect the 1-for-1000 reverse stock

Note 3 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 4 - Related parties and Concentrations

The Company owes related parties $227,000 at February 29, 2008. The notes are non-interest bearing, and are due on demand.

The Company had a note receivable from a related party of $212,000 at February 29, 2008. The note was non-interest bearing.

Note 5 - Common Stock Transactions

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

During the three months ended January 31, 2008, the Company issued 400,000 shares of common stock to an individual as consulting fees totaling $60,000.

During the three months ended February 29, 2008, the Company issued 5,000,000 shares of common stock to Scott Gallagher in exchange for $150,000.

During the three months ended February 29, 2008, the Company issued 5,000,000 shares of common stock to 221 Fund, LLC in exchange for $150,000.

Note 6 - Discontinued Operations

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

In accordance with Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) revenues and expenses associated with Emergency Disaster Systems, Inc. are classified as discontinued operations for the year ended November 30, 2007. The same classification as discontinued operations required by SFAS 144 is also required for previously issued financial statements for each period incorporated in this report. Consequently, the comparative income statement for the three months ended  February 28, 2007 has been revised to reflect the operation of Emergency Disaster Systems, Inc. as discontinued operation.

Results from discontinued operations were as follows:

Three months ended February 28, 2007

Revenues	$88,854
Cost of tangible products sold	(60,545)
28,309
Expenses	(109,951)

Income (loss) from discontinued operations	$(81,642)

Basic and diluted net income (loss) per common share	$0.00

Note 7 - Rescission Offer

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

The Company estimates that the rescission offer of its September 2007 distribution of shares of Emergency Disaster Systems could cost it $18,985 plus additional legal and accounting expenses. The Company currently does not have sufficient cash to pay for such rescission offer. The Company believes it will not need the total amount of such funds because it believes the holders of a majority of the shares distributed will not participate in such rescission. However, if the Company does have to pay the total amount, it will have to borrow funds to cover those expenses. The Company may not have access to such funds which could cause further liability under federal and state law. Additionally, if the Company borrows such funds, it will increase its debt which could inhibit the Company from implementing its business plan. The Company has set up a reserve account of up to $100,000 to cover any and all anticipated legal, accounting and filing costs related to the spin-off and rescission offer.

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

Note 8 - Commitments and Contingencies

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, one of the Company’s officers and directors at the time the lawsuit was filed, alleging a breach of contract by Mr. Chin in relation to the purchase of the Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against the plaintiff alleging breach of contract. On November 21, 2007, the Company reached a settlement with Ms. Sawyer, whereby the Company agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, the Company will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. The Company was in compliance with this settlement agreement through February 29, 2008.

Note 9 - Subsequent Events

On April 4, 2008, the Company acquired 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. The Company’s Chairman and Chief Executive officer Scott Gallagher is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-KSB and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. Emergency Disaster Systems was engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in Emergency Disaster Systems for an aggregate of $25,000 in cash. On September 24, 2007, we distributed all of the shares of Emergency Disaster Systems, Inc. stock to our stockholders on a pro rata basis and thus exited that business.

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

On April 4, 2008, we acquired 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Results of Operations

Revenue

The Company reported no revenue for the period ended February 29, 2008 compared to revenue of $12,500 for the same period ended February 28, 2007. The decrease in revenue for the year over year period was due to the change of business direction experienced during the quarter. During the quarter ended February 29, 2008 the Company experienced a change in management. The new management decided to change the focus of the business to the Internet media space and to begin acquiring and developing Internet domain related assets and businesses.

Expenses

Total expenses for the three months ended February 29, 2008 were $433,946 compared to expenses of $6,956 for the period ending February 28, 2007. The expense increase of $426,990 is primarily related to increased asset impairment costs, increased consulting and employee related costs due to the change in business direction and management that occurred during the period ended February 29, 2008.

General and administrative expenses increased to $384,854 for the period ending February 29, 2008, compared to general and administrative expenses of $6,956 for the period ended February 28, 2007. The increase in general and administrative expenses is related to increased costs surrounding our recent business change, management change and our spin-off of Emergency Distribution Systems.

We expect to continue to incur expenditures in the foreseeable future related to the development and future expansion of our business operations. Over the next 12-month period we expect overall operating expenses to increase as we pursue business opportunities in the Internet domain and related Internet media space.

Losses

Our loss from continuing operations for the three months ended February 29, 2008 was $433,946 compared to net income from  continuing operations of $5,544 for the same period ended February 28, 2007. We experienced no loss  from discontinued operations for the period ended February 29, 2008 compared to a loss from discontinued operations of $81,642 for the same period of 2007. Our net loss for the period ending February 29, 2008 was $433,946 compared to a net loss of $76,098 for the same period of 2007. The $357,848 year over year increase in our net loss was related to increased costs related to the change in business direction and management that occurred during the period ended February 29, 2008 as well as increased costs relating tothe spin-off of Emergency Disaster Systems as well as $175,000 in settlement reserve expenses relating to a lawsuit in which we were named and the possibility that we intend to effect a rescission offer during the next 12 months. For at least the next 12 months, we expect net losses to continue until such time we develop or acquire a business that can sustain itself based on operations. We believe that as we develop or acquire Internet domain and media related assets and businesses we can meet our goal of turning profitable in the next 12 to 24 months. However, due to funding needs, market uncertainties and a variety of other factors that are out of our control we cannot guarantee the accuracy of our expectations and when or if we will ever become a profitable business.

Liquidity and Capital Resources

As of February 29, 2008, we had total assets of $212,359 consisting of $359 in cash and $212,000 in notes receivable from related parties. As of February 29, 2008, we had total liabilities of $444,500 consisting of $42,500 of accounts payable, $227,000 due to related parties and $175,000 as a settlement reserve.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer/Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures, including internal control over financial reporting, were effective as of February 29, 2008, but were not effective for the entire quarter to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management concluded that prior management did not maintain effective controls to ensure the accuracy of disclosures in our financial statements and classification of certain financial transactions in our financial statements.

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the quarter ended February 29, 2008, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the quarterly period ended February 29, 2008. These reviews and procedures were undertaken in order to confirm that our financial statements for the period ended February 29, 2008 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of our accounting controls and procedures, we believe the control deficiencies we identified on January 10, 2008, resulted primarily from the following contributing factors:

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

Changes in Internal Control over Financial Reporting

Our new management team has addressed the deficiencies both in the legal and accounting areas. Management has strengthened our accounting capacity by retaining an independent peer review accounting firm to advise management on matters relating to internal accounting. With regards to its legal matters management has retained retained a qualified securities law firm to advise management on legal matters relating to its public filings. During the remainder of fiscal 2008, we intend to continually improve our internal controls and procedures by hiring additional employees or consultants as needed.

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

2

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

To our knowledge, as of February 29, 2008, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2008, the Company issued 400,000 shares of common stock to an individual as consulting fees totaling $60,000.

For this issuance, we relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D. The person who received such unregistered shares was either an accredited investor (as that term is defined in Rule 501(a) of Regulation D), or alone or through a purchaser representative had such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment, and received information regarding our Company and the acquisition transaction. All stock certificates bear a restrictive legend stating that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

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

10.7	Asset Purchase Agreement between the Company and FTS Group, Inc., dated March 19, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.8	Promissory Note between due January 3, 2010, issued by the Company to FTS Group, Inc. (included as Exhibit 10.2 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

17.1	Letter of Resignation to the Company from David Chin, dated January 10, 2008 (included as Exhibit 17.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US BIODEFENSE, INC.

By: /s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer, Acting Chief
Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Dated: April 21, 2008

3