Form 10-Q
period 2008-05-31
US BIODEFENSE INC
filed 2008-07-21
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

COMMISSION FILE NUMBER: 000-31431

US BIODEFENSE, INC.
(Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 State St. East, Suite 226, Oldsmar, Florida 34677
(Address of principal executive offices)

(727) 417-7807
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 31, 2008, the registrant had 12,954,375 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

US BIODEFENSE, INC. AND SUBSIDIARIES
BALANCE SHEETS
MAY 31, 2008 AND NOVEMBER 30, 2007

Assets	2008	2007
Current assets
Cash and cash equivalents	$20,739	$359
Accounts receivable	6,042	-
Marketable securities available for sale	-	47,500
Deferred finance charges	38,195	-
Notes receivable from related parties	169,500	-

Total crrent assets	234,476	47,859

Domain Portfolio	695,622	-

Property and equipment, net of accumulated depreciation of
$885 at November 30, 2007	-	1,592

Total assets	930,098	49,451

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	62,685	47,946
Loans from affiliates	218,193	-
Capital lease obligation - current portion	21,411	-
Notes payable to related parties	249,284	7,200

Total current Liabilities	551,573	55,146

Captial lease obligation	82,075	-
Note Payable - Affiliate	1,500,000	-
Settlement reserve	170,000	190,000

Total liabilities	2,303,648	246,146

Stockholders' equity:

Common stock 100,000,000 shares authorized, $0.001
par value, 12,954,375 and 63,284,047 shares issued	12,954	63,284
and outstanding at May 31, 2008 and November 30, 2007
Additional paid in captial	5,486,721	4,677,496
Other comprehensive income (deficit)	-	(52,500)
Preferred stock dividend	(1,253,229)	-
Accumulated deficit	(5,619,996)	(4,693,975)

Total stockholders' equity (deficit)	(1,373,549)	(195,695)

Total Liabilities and stockholders' equity (deficit)	$930,098	$49,451

See notes to financial statements.

US BIODEFENSE, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2008 AND 2007

	Three months ended		Six months ended
	May 31,		May 31,
	2008	2007	2008	2007
REVENUES

Revenues from services	$10,388	12,500	$10,388	25,000

Total Revenues	10,388	12,500	10,388	25,000

EXPENSES
General and administrative expenses	259,963	438,556	644,817	445,512
Impairment of assets	-		49,092	-
	-	-
Total Expenses	259,963	438,556	693,909	445,512
	-	-
Loss from continuing operations	(249,575)	(426,056)	(683,521)	(420,512)

Discontinued Operations (Note 6)
Income (loss) from operations of discontinued emergency disaster
preparedness subsidiary	-	(96,728)	-	(178,370)
	-	-
Income (loss) on discontinued operations	-	(96,728)	-	(178,370)
	-	-
Net loss	(249,575)	(522,784)	(683,521)	(598,882)

Weighted average number of shares
outstanding	6,457,000	48,242,797	6,477,188	44,878,332

Basic and diluted net income (loss)
per common share	$(0.04)	(0.01)	$(0.11)	(0.01)

See notes to financial statements.

US BIODEFENSE, INC AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(683,521)	(598,882)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	-	412
Amortization of deferred finance fees	3,472
Deferred revenues	-	(25,000)
Impairment of assets	49,092
Stock issued for consulting services	227,670	337,350
Stock issued for compensation	60,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	(6,042)	(2,516)
Inventory	-	3,133
Bank overdraft	-	30,516
Accounts payable and accrued expenses	15,972	39,978
Settlement reserve	(20,000)

Total cash flows from operating activities	(353,357)	(115,009)

Cash flows from investing activities:
Purchase of domain names	(391,472)

Cash flows from financing activities:
Advances from (repayments to) related parties, net	250,584	100,676
Loans from affiliates	218,193	-
Note receivable for sale of common stock	212,000	-
Capital lease payments	(3,568)	-
Proceeds from sale of common stock	88,000	-

Total cash flows from financing activities	765,209	100,676

Increase (decrease in) cash and cash equivalents	20,380	(14,333)

Cash and cash equivalents, beginning of period	359	22,663

Cash and cash equivalents, end of period	$20,739	8,330

Income taxes paid	$-	$-
Interest expense paid	$-	$-

See notes to financial statements.

US Biodefense, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The Company

US Biodefense, Inc., doing business as Elysium Internet (the "Company"), a Utah corporation, was headquartered in the City of Industry, California at November 30, 2007. Effective January 10, 2008, the Company relocated its corporate headquarters to Oldsmar, Florida.

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

On April 4, 2008, the Company acquired 100% of the assets of Elysium Internet, Inc., a direct navigation Internet media company, in exchange for stock and a note to FTS Group, Inc. The Company's Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended May 31, 2008 of $683,521 and at May 31, 2008, had an accumulated deficit of $5,619,996. In addition, the Company generated little revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: raise funds through the issuance of its common stock, debt instruments or other means that it deems necessary; and acquire or develop business and business assets related to its new Internet domain and media oriented business model.

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

Inventory

Inventory is stated at the lower of cost or market. For the six months ended May 31, 2007, inventory consisted of purchased items held for resale. Inventory was monitored by Company management for excess and obsolete items, and valuation adjustments were made when required. As a result of the Emergency Disaster Systems, Inc. spin-off, the Company has no inventory remaining at May 31, 2008.

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

Recent Accounting Pronouncements

 In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 was effective for the Company’s fiscal year ended November 30, 2007.  The Company did not have material tax positions that would have resulted in a material impact upon implementation of FIN No. 48.

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

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 became effective for the Company on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial position, cash flows and results of operations.

Note 2 - 1-For-1,000 Reverse Stock Split

In November 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-1,000 reverse stock split, effective on December 3, 2007, which had been approved by the Company’s consenting stockholder at the close of business on November 12, 2007. The Company’s common stock began trading at the split-adjusted level on January 11, 2008.

As the reverse stock split proportionally reduced the issued and outstanding shares of common stock of the Company, without any change to the authorized number of shares or the par value, the “Common stock” balance on the condensed consolidated balance sheet at May 31, 2008, and all share and per share data contained in this Quarterly Report on Form 10-Q, unless otherwise indicated, has been adjusted to reflect the 1-for-1,000 reverse stock split.

Note 3 - Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

Note 4 - Related Parties and Concentrations

The Company owes related parties $249,284 at May 31, 2008. The notes are non-interest bearing, and are due on demand.

The Company had a note receivable from a related party of $169,500 at May 31, 2008. The note was non-interest bearing.

Note 5 - Common Stock Transactions

During the three months ended May 31, 2007, the Company issued 9,245,000 shares of common stock to two entities as consideration for consulting services performed valued at $337,350.

During the three months ended May 31, 2007, the Company issued 10,000,000 shares of common stock to its Chief Executive Officer for salary due to him to compensate him for employment services performed valued at $100,000.

During the three months ended August 31, 2007, the Company issued 2,000,000 shares of common stock to an individual as consideration for consulting services performed valued at $22,000.

During the three months ended August 31, 2007, the Company issued 980,000 shares of common stock to an individual as consideration for consulting services performed valued at $7,840.

During the three months ended January 31, 2008, the Company issued 400,000 shares of common stock to an individual as consideration for consulting services performed valued at $60,000.

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

In accordance with Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) revenues and expenses associated with Emergency Disaster Systems, Inc. are classified as discontinued operations for the year ended November 30, 2007. The same classification as discontinued operations required by SFAS 144 is also required for previously issued financial statements for each period incorporated in this report. Consequently, the comparative income statement for the three months ended May 31, 2007 has been revised to reflect the operation of Emergency Disaster Systems, Inc. as discontinued operation.

Results from discontinued operations were as follows:

Six months ended May 31, 2007

Revenues	$127,887
Cost of tangible products sold	(85867)
42,020
Expenses	(220,390)

Income (loss) from discontinued operations	$(178,370)

Basic and diluted net income (loss) per common share	$0.00

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

Note 8 - Commitments and Contingencies

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, one of the Company’s officers and directors at the time the lawsuit was filed, alleging a breach of contract by Mr. Chin in relation to the purchase of the Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against the plaintiff alleging breach of contract. On November 21, 2007, the Company reached a settlement with Ms. Sawyer, whereby the Company agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, the Company will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. The Company was in compliance with this settlement agreement through May 31, 2008.

Note 9 – Subsequent Event

On June 1, 2008, the Company entered into an Internet Domain Name Purchase Agreement with Smash Clicks, Inc., pursuant to which the Company agreed to purchase 100% of the domain names Pediatricians.com, Psychiatrists.com and Podiatrists.com in a contract value of $1,000,000 payable in cash or stock at the Company's option.

The Promissory Note is payable by the Company in quarterly installments of $300,000 beginning on January 1, 2009, payable in either cash or stock at the Company's option. If the Company elects to make payments in stock, the amount of shares to be issued will be calculated at 94% of the average closing price of the Company's common stock for the proceeding five (5) trading days as traded on the Over-the-Counter Bulletin Board stock market. The Promissory Note is due October 31, 2009.

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

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. Emergency Disaster Systems was engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in Emergency Disaster Systems for an aggregate of $25,000 in cash. On September 24, 2007, we distributed all of the shares of Emergency Disaster Systems stock to our stockholders on a pro rata basis and thus exited that business.

Effective January 10, 2008, we experienced a change in control as the result of a series of transactions. Effective on that date, we executed an employment agreement with Scott Gallagher pursuant to which he became our Chairman of the board of directors and Chief Executive Officer. Simultaneously, our former Chairman, David Chin, resigned as an officer and director of our Company leaving Mr. Gallagher as our sole director. Also effective as of that date, Mr. Gallagher and a company controlled by him, 221 Fund, LLC, acquired 95.6% of our common stock. As a result of these transactions Mr. Gallagher assumed control of our Company.

On April 4, 2008, we acquired 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Results of Operations

Revenue

For the three months ended May 31, 2008, we reported total revenue of $10,388, compared to revenue of $12,500 for the same period ended May 31, 2007. For the six months ended May 31, 2008, we reported total revenue of $10,388 compared to revenue of $25,000 for the same period ended May 31, 2007. The decrease in revenue for the year over year period was due to the change of business direction experienced on April 4, 2008 and related to the fact that we generated sales for roughly half of the quarter ended May 31, 2008. During the quarter ended May 31, 2008, we acquired the assets of Elysium Internet, Inc., a direct navigation Internet Media Company. Our new management decided to change the focus of the business to the Internet media space and to begin acquiring and developing Internet domain related assets and businesses.

Expenses

Total expenses for the three months ended May 31, 2008 were $259,963 compared to expenses of $438,556, for the period ended May 31, 2007. Total expenses for the six months ended May 31, 2008 were $644,817 compared to expenses of $445,512 for the same period ended May 31, 2007. Expenses are related to the development of new web properties and web sites as well as increased sales and marketing efforts. Year over year comparisons are difficult to quantify due to the change in business direction. We expect expenses to continue to increase as we acquire additional domain names, build out new web sites and increase our sales and marketing efforts.

For the three months ended May 31, 2008, general and administrative expenses were $259,963, compared to $438,556 for the three months ended May 31, 2007. For the six months ended May 31, 2008, general and administrative expenses were $644,817, compared to $445,512 for the same period ended May 31, 2007. The increase in general and administrative expenses is related to increased costs surrounding our recent business change, management change and our spin-off of Emergency Distribution Systems.

We expect to continue to incur increased expenditures in the foreseeable future related to the development and future expansion of our new business operations. Over the next 12-month period we expect overall operating expenses to increase as we pursue business opportunities in the Internet domain and related Internet media space.

Losses

Our net loss for the three months ended May 31, 2008 was $249,575, compared to a loss of $522,784 for the same period ended May 31, 2007. Our net loss for the six months ended May 31, 2008 was $683,521, compared to a loss of $598,882 for the same period ended May 31, 2007. We expect to continue to post losses for the remainder of 2008 as we seek to increase development of our newly acquired assets. We believe that as we develop or acquire Internet domain and media related assets and businesses we can meet our goal of becoming profitable in the next 12 to 24 months. However, due to funding needs, market uncertainties and a variety of other factors that are out of our control, we cannot guarantee the accuracy of our expectations and when or if we will ever become a profitable business.

Liquidity and Capital Resources

As of May 31, 2008, we had total assets of $930,098 consisting of $20,739 in cash, $6,042 in accounts receivable, $38,195 in deferred finance charges, $169,500 in notes receivable from related parties and $695,622 in our domain portfolio. As of May 31, 2008, we had total liabilities of $2,303,648 consisting of $1,500,000 of notes payable-Affiliate, $249,284 in note due to related parties, $218,193 in loans from Affiliate, $82,075 capital lease obligation and $170,000 as a settlement reserve.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4(T). Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer / Acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

2. provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of our Company are being made only in accordance with authorizations of our management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer / Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, specifically as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the second quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, one of our officers and directors at the time the lawsuit was filed, alleging a breach of contract by Mr. Chin in relation to the purchase of our Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against the plaintiff alleging breach of contract. On November 21, 2007, we reached a settlement with Ms. Sawyer, whereby we agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, we will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. We were in compliance with this settlement agreement through May 31, 2008.

To our knowledge, as of May 31, 2008, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 31, 2008, we issued 750,000 shares of our common stock to our directors as full compensation for serving on our board during 2008.

During the three months ended May 31, 2008, we issued 250,000 shares of  our common stock to an individual as compensation for consulting services rendered, valued at $37,500.

With respect to the issuances of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 5, 2008, the holders of 76.5% of our voting securities acted by written consent to authorize our Company to file Amended and Restated Articles of Incorporation, including the action to change our corporate name to Elysium Internet, Inc. and to increase the number of authorized shares of our common stock to 250,000,000 shares.  On July 11, 2008, we filed the foregoing Amended and Restated Articles of Incorporation with the Utah Secretary of State and are awaiting effectiveness.

Item 5.  Other Information

Item 4.01.  Changes in Registrant’s Certifying Accountant.

Effective July 18, 2008, our Board of Directors dismissed Gruber & Company, LLC as our independent accountant.  Gruber & Company performed our audits for the fiscal years ended November 30, 2006 and 2007.

Except as reported in our Form 10-KSB for the fiscal year ended November 30, 2007, which stated that "conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations," and our Form 10-KSB/A for the fiscal year ended November 30, 2006, which stated that "the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern" the reports of Gruber & Company on our financial statements for the fiscal years ended November 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified  or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits for the past two fiscal years and through the termination date, there were no disagreements with Gruber & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber & Company to make reference to the subject matter of the disagreement in connection with its report.

Gruber & Company was provided a copy of the foregoing disclosures and was requested to furnish a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above disclosures. As of the date of this report on Form 10-Q, we have not received a copy of the letter pursuant to that request. Upon receipt, we will file a copy of the letter in a current report on Form 8-K.

On July 18, 2008, our Board of Directors engaged J. Crane CPA, P.C. as our independent registered public accounting firm for the fiscal year ended November 30, 2008. During the fiscal years ended November 30, 2007 and 2006 and through July 18, 2008, no one on our behalf has consulted with J. Crane CPA, P.C. regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that J. Crane CPA, P.C. concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

10.9
Internet Domain Name Purchase Agreement between the Company and Smash Clicks, Inc., dated June 1, 2008 (included as Exhibit 10.1 to the Form 8-K filed June 3, 2008, and incorporated herein by reference).

10.10	Promissory Note due October 31, 2009, issued by the Company to Smash Clicks, Inc. (included as Exhibit 10.2 to the Form 8-K filed June 3, 2008, and incorporated herein by reference).

17.1	Letter of Resignation to the Company from David Chin, dated January 10, 2008 (included as Exhibit 17.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US BIODEFENSE, INC.

By: /s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer, Acting Chief
Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Dated: July 21, 2008