Form 10-Q
period 2008-08-31
US BIODEFENSE INC
filed 2008-10-20
CIK 1122130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

COMMISSION FILE NUMBER: 000-31431

ELYSIUM INTERNET, INC.
(Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 State St. East, Suite 226, Oldsmar, Florida 34677
(Address of principal executive offices) (Zip Code)

(727) 417-7807
(Registrant's telephone number, including area code)

US Biodefense, Inc.
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

As of October 13, 2008, the registrant had 14,173,375 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1

ELYSIUM INTERNET, INC. AND SUBSIDIARIES
BALANCE SHEETS
AUGUST 31, 2008 AND NOVEMBER 30, 2007

Assets	2008	2007
Current assets
Cash	$952	$359
Accounts receivable	7,691	-
Unamortized debt discount - Smash Click	61,180	-
Unamortized debt discount - FTS	176,897	-
Deferred finance charges	17,361	-

Total current assets	264,081	359

Domain portfolio	1,391,645	-

Net assets of discontinued operations	-	49,092

Total assets	1,655,726	49,451

Liabilities and Stockholders' Deficit
Current liabilites
Accounts payable and accrued expenses	20,703	-
Related party payables, net	592,711	-
Capital lease obligation-current portion	21,411	-
Note payable - Smash Click (face value $1,000,000)	647,777	-
Fair value of embedded derivative - Smash Click	670,593	-
Fair value of embedded derivatives - FTS	1,433,036	-
Net liabilities of discontinued operations	-	55,146

Total current liabilities	3,386,231	55,146

Capital lease obligation	76,722	-
Note payable related party - FTS (face value $1,500,000)	66,964	-
Settlement reserve	160,000	190,000

Total liabilities	3,689,917	245,146

Commitments and contingencies

Stockholders' deficit:

Common stock 250,000,000 shares authorized, $0.001 par value,
14,054,375 and 63,284,047 shares issued and outstanding at August 31, 2008 and November 30, 2007	14,054	63,284
Stock subscription receivable	(169,500)	-
Additional paid in capital	5,595,621	4,677,496
Other comprehensive deficit	-	(52,500)
Preferred stock dividend	(1,253,229)	-
Accumulated deficit	(6,221,137)	(4,883,975)

Total stockholders' deficit	(2,034,191)	(195,695)

Total liabilities and stockholders' deficit	$1,655,726	$49,451

See notes to financial statements.

ELYSIUM INTERNET, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

	Three months ended		Nine months ended
	August 31,		August 31,
	2008	2007	2008	2007
REVENUES

Total revenues	$22,199	-	$32,587	-

EXPENSES
General and administrative expenses	213,192	-	858,009	-
Loss from fair value of derivatives	318,370	-	318,370	-
Interest expense	91,778	-	91,778	-
Impairment of assets	-	-	49,092	-

Total expenses	623,340	-	1,317,249	-

Loss from continuing operations	$(601,141)	-	$(1,284,662)	-

Loss from discontinued operations	-	(89,716)	-	(688,598)

Net loss	$(601,141)	(89,716)	$(1,284,662)	(688,598)

Weighted average number of shares outstanding	13,994,592	58,970,713	9,280,166	48,681,547

Basic and diluted net income (loss) per common share	$(0.04)	(0.00)	$(0.14)	(0.01)

See notes to financial statements.

ELYSIUM INTERNET, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED AUGUST 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,284,662)	$(688,598)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	-	618
Amortization of debt discount and deferred finance charges	91,778	-
Change in fair value of embedded derivatives	318,370	-
Impairment of assets	49,092	-
Stock compensation	397,670	454,350
Preferred stock dividends	(1,253,229)	-

Changes in operating assets and liabilities:
Accounts receivable	(7,691)	-
Unamortized debt discount and deferred finance charges	(347,216)
Accounts payable and accrued expenses	20,703	-
Settlement reserve	(30,000)	-
Change in net assets of discontinued operations	-	28,711
Change in net liabilities of discontinued operations	(55,146)	15,212

Total cash flows from operating activities	(2,100,331)	(189,707)

Cash flows from investing activities:
Purchase of domain names	(1,391,645)	-

Cash flows from financing activities:
Advances from related parties, net	592,711	185,500
Note payable - FTS Group, Inc.	1,500,000	-
Note receivable for sale of common stock	(169,500)	-
Capital lease payments	(8,921)	-
Proceeds from sale of common stock	534,446	-
Proceeds from capital lease financings	107,054	-
Proceeds from non-interest bearing note	1,000,000	-
Reverse split	(63,221)	-

Total cash flows from financing activities	3,492,569	185,500

Increase (decrease in) cash and cash equivalents	593	(4,147)

Cash and cash equivalents, beginning of period	359	22,663

Cash and cash equivalents, end of period	$952	$18,516

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Net cash investing and financing activities:
Purchase of domain names	$(1,391,645)	$-
Note Payable - FTS Group, Inc.	$1,500,000	$-
Proceeds from non-interest bearing note	$1,000,000	$-

See notes to financial statements.

Elysium Internet, Inc.
Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The Company

Elysium Internet, Inc. (the "Company"), a Utah Corporation, operates out of its headquarters at 300 State Street East, Suite 226 Oldsmar, Florida.

The Company originally incorporated under the name Teal Eye, Inc. in Utah on June 29, 1983. The Company then merged with Terzon Corp. and changed its name to Terzon Corp. On September 7, 1984, the Company changed its name to Candy Stripers Corporation, Inc. In 1986, the Company ceased operations and filed for Chapter 11 Bankruptcy protection. After emerging from bankruptcy in 1993, the Company remained dormant until January 1998, when it changed its name to Piedmont, Inc. on January 6, 1998. On May 31, 2003, the Company changed its name to US Biodefense, Inc.

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

On April 4, 2008, the Company acquired 100% of the assets of Elysium Internet, Inc., a direct navigation Internet media company, in exchange for stock and a $1,500,000 promissory note to FTS Group, Inc. FTS Group, Inc. is an issuer traded on the Over-the-Counter Bulletin Board. In 2008, the Company amended its Articles of Incorporation, as amended, and effective July 28, 2008, changed its name to Elysium Internet, Inc. and began trading under its new ticker symbol “EYSM”. The Company's Chairman and Chief Executive Officer, Scott Gallagher, also serves as the Chairman and Chief Executive Officer of FTS Group, Inc.

Control By Principal Shareholder

The Chief Executive Officer of the Company owns, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the Chief Executive Officer has the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

Significant Dilution of Current Shareholders Upon Contingent Issuance of Common Stock

The Company entered into an agreement with Smash Clicks, Inc. to acquire the Internet domains Podiatrists.com, Pediatricians.com and Psychiatrists.com.

The Company's management, which includes the majority shareholder of the Company, has the right to begin making payments on the $1,000,000 note with Smash Clicks at any point in time in the form of a common stock issuance. The Company is scheduled to make payments on the Smash Clicks note beginning January 1, 2009 but the Company has sole discretion over when and if payments on the payment dates or any other date are made in full to satisfy the entire Smash Clicks note or the balance due on that particular date. The common stock to be issued is determined by dividing the payment amount by 94% of the average closing price of the Company's common stock as quoted on the Over-the-Counter Bulletin Board over the preceeding five trading days. The table below provides disclosure of the amount of shares the Company could have elected to issue in full payment of the $1,000,000 Smash Clicks note on June 1, 2008.

Shares potentially issuable relating to the Smash Clicks note. If the Company makes the scheduled payments in shares of its common stock, there will be a dilutive effect on existing shareholders.

Shares of common stock outstanding as of October 14, 2008	14,173,375
Shares of common stock potentially issuable pursuant to debt conversions with the Company's stock trading at $0.10 (conversion rate 94%) or $0.094	10,638,298
Shares of common stock potentially issuable pursuant to debt conversions with the Company's stock trading at $0.05 (conversion rate 94%) or $0.047	21,276,596
Shares of common stock potentially issuable pursuant to debt conversions with the Company's stock trading at $0.03 (conversion rate 94%) or $0.0282	35,460,993
Shares of common stock potentially issuable pursuant to debt conversions with the Company's stock trading at $0.02 (conversion rate 94%) or $0.0188	53,191,489
Shares of common stock potentially issuable pursuant to debt conversions with the Company's stock trading at $0.01 (conversion rate 94%) or $0.0094	106,382,979

The Company does not have any plans at this time to exercise its right to issue common stock in partial or full payment of the Smash Clicks note but it does have the right to do so at any point in time. If the Company does elect to exercise this right, it is very likely that the value of the Company's common stock and the investment of each of the Company shareholders will be severely diluted.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

Going Concern

The Company incurred a net loss for the nine months ended August 31, 2008 of $1,224,787 and at August 31, 2008, had an accumulated deficit of $6,161,262. In addition, the Company generated minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: raise funds through the issuance of its common stock, debt instruments or other means that it deems necessary; and acquire or develop business and business assets related to its new Internet domain and media oriented business model.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and capital leases, approximate fair value due to their short maturities.

Revenue Recognition

The Company recognizes revenue in accordance with SAB 101 when it makes a sale through its directory business. Sales revenues generated from third-party aggregators (such as 2checkout.com and GlobalPay.com) are recognized in the month they are made.

Revenues from services are recognized upon provision of services to the customer. Unearned service revenue is deferred and recognized ratably over the duration of the service term.

Accounts receivable are reviewed to determine if their carrying value has become impaired. The Company considers assets to be impaired if the balances are greater than six months old. Management regularly reviews accounts receivable and will establish an allowance for potentially uncollectible amounts when appropriate. When accounts are written off, they will be charged against the allowance. Receivables are not collateralized and do not bear interest.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in a well-known regional bank, which is selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit.  However, the Company has not experienced any losses on deposits. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Intangible Assets

The Company has adopted the provision of the SFAS No. 142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible assets, which consist of its portfolio of generic domain names, have been determined to have an indefinite life and as a result are no t amortized. Management has determined that there is no impairment of the carrying value of intangible assets at August 31, 2008.

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

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s consolidated financial statements.

Net Earnings (Loss) Per Share

The Company utilizes SFAS No. 128, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For certain periods in which the Company incurred a loss, common stock equivalents have been excluded from the calculation of diluted loss per share.

There were no common stock equivalents as of August 31, 2008 or 2007, respectively.

The following table reconciles the numerators and denominatiors of the basic and diluted loss per share computations:

	Three Months Ended August 31		Nine Months Ended August 31
	2008	2007	2008	2007
Net income attributable to common stockholder-(numerator)	$(601,141)	$(89,716)	$(1,284,662)	$(688,598)
Basic:
Weighted average shares outstanding (denominator)	13,994,592	58,970,713	9,280,166	48,681,547
Net income per common share - basic	$(0.04)	$(0.00)	$(0.14)	$(0.01)
Diluted:
Weighted average shares outstanding - basic	13,994,592	58,970,713	9,280,166	48,681,547
Effect of dilutive securities	19,074,319	-	37,649,336	-
Adjusted wieghted average share (denominator)	33,068,911	58,970,713	46,929,502	48,681,547
Net income per common share (diluted)	$(0.04)	$(0.00)	$(0.14)	$(0.01)

The effects of all dilutive securities have been excluded from Common Stock equivalents because their effect would be anti-dilutive. At August 31, 2008, there were no options and warrants outstanding.

Stock-Based Compensation

Effective January 1, 2006, the Company prospectively adopted SFAS 123R, "Share-Based Payments," and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 includes costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation is recognized ratably over the vesting period.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, and simultaneously revised SFAS 141 “Business Combinations”.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. An entity may not adopt the policy before the transitional date.  The Company is currently assessing the impact of SFAS No. 160 and the revision of SFAS 141 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets, financial liabilities, and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company elected the Fair Value Option for its financial assets and liabilities; however, the adoption of SFAS No. 159 had no material impact on the Company’s interim consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The effective date of SFAS No. 157 was deferred on February 12, 2008 to become effective for financial statements issued for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of SFAS No. 157 on its financial position and results of operations.

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

Note 2 - 1-For-1,000 Reverse Stock Split

In November 2007, the Company’s Board of Directors authorized the Company to proceed with a 1-for-1,000 reverse stock split, effective on December 3, 2007, which had been approved by the Company’s consenting shareholder on the record date of November 12, 2007. The Company’s common stock began trading at the split-adjusted level on January 11, 2008.

As the reverse stock split proportionally reduced the issued and outstanding shares of common stock of the Company, without any change to the authorized number of shares or the par value, the “common stock” balance on the condensed consolidated balance sheet at August 31, 2008, and all share and per share data contained in this Quarterly Report on Form 10-Q, unless otherwise indicated, has been adjusted to reflect the 1-for-1,000 reverse stock split.

Note 3 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The Company utilizes SFAS No. 128, Earnings per Share to calculate gain or loss per share. Basic gain or loss per share is computed by dividing the gain or loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted gain or loss per share is computed similar to basic gain or loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders). For certain periods in which the Company incurred a loss, common stock equivalents have been excluded from the calculation of diluted loss per share.

There were no common stock equivalents as of August 31, 2008 or 2007, respectively.

The following table reconciles the numerators and denominatiors of the basic and diluted loss per share computations:

	Three Months Ended August 31		Nine Months Ended August 31
	2008	2007	2008	2007
Net income attributable to common stockholder (numerator)	$(601,141)	$(89,716)	$(1,284,662)	$(688,598)
Basic:
Weighted average shares outstanding (denominator)	13,994,592	58,970,713	9,280,166	48,681,547
Net income per common share - basic	$(0.04)	$(0.00)	$(0.14)	$(0.01)
Diluted:
Weighted average shares outstanding - basic	13,994,592	58,970,713	9,280,166	48,681,547
Effect of dilutive securities	19,350,639	-	37,925,656	-
Adjusted wieghted average share (denominator)	33,345,231	58,970,713	47,205,822	48,681,547
Net income per common share (diluted)	$(0.04)	$(0.00)	$(0.14)	$(0.01)

The effects of all dilutive securities have been excluded from Common Stock equivalents because their effect would be anti-dilutive. At August 31, 2008, there were no options and warrants outstanding.

Note 4 - Common Stock Transactions

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

During the three months ended May 31, 2008, we issued 1,750,000 shares of our common stock to individuals as compensation for consulting services rendered, valued at $175,000.

During the three months ended May 31, 2008, we issued 110,000 shares of our common stock to individuals as compensation for consulting services rendered, valued at $11,000.

During the three months ended May 31, 2008, we issued 200,000 shares of our common stock to individuals as compensation for consulting services rendered, valued at $20,000.

During the three months ended May 31, 2008, we issued 500,000 shares of our common stock to individuals as compensation for consulting services rendered, valued at $50,000.

During the quarter ended May 31, 2008, we issued 750,000 shares of our common stock to our directors as full compensation for serving on our board during 2008.

During the three months ended May 31, 2008, we issued 250,000 shares of our common stock to two individuals as compensation for consulting services rendered, valued at $37,500.

Note 5 - Discontinued Operations

As of September 24, 2007, the Company completed a spin-off of Emergency Disaster Systems, Inc., a wholly-owned subsidiary of Elysium Internet, Inc. (formerly “US Biodefense, Inc."). Under the terms of this spin-off, shareholders of record as of September 7, 2007, the record date, received one share of Emergency Disaster Systems, Inc. common stock for every 100 shares of Elysium Internet, Inc. common stock they held on the record date. Shareholders received cash in lieu of fractional shares for amounts less than one full Emergency Disaster Systems, Inc. share.

In accordance with Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) revenues and expenses associated with Emergency Disaster Systems, Inc. are classified as discontinued operations for the year ended November 30, 2007. The same classification as discontinued operations required by SFAS 144 is also required for previously issued financial statements for each period incorporated in this report. Consequently, the comparative income statement for the three months ended August 31, 2007 has been revised to reflect the operation of Emergency Disaster Systems, Inc. as discontinued operation.

Results from discontinued operations were as follows:

Nine months ended August 31, 2007

Revenues	$162,751
Cost of tangible products sold	(107,183)
55,568
Expenses	(314,816)

Income (loss) from discontinued operations	$(259,248)

Basic and diluted net income (loss) per common share	$0.00

Note 6 - Rescission Offer

Upon taking control of the Company, new management identified a problem relating to the Company’s September 24, 2007 spin-off of its wholly-owned subsidiary Emergency Disaster Systems, Inc. The Company intends to issue a rescission offer to shareholders who received shares of Emergency Disaster Systems, Inc. in the September 24, 2007 distribution. The Company is issuing this rescission offer because it believes the distribution may have been in violation of certain registration requirements under the Securities Act of 1933, as amended.

The Company estimates that the rescission offer of its September 2007 distribution of shares of Emergency Disaster Systems could cost it $18,985 plus additional legal and accounting expenses. The Company currently does not have sufficient cash to pay for such a rescission offer. However, the Company believes that it will not need the total amount of such funds because it believes the holders of a majority of the shares distributed will not participate in such a rescission. In the event that the Company does have to pay the total amount, it will have to borrow funds to cover those expenses. The Company may not have access to such funds which could cause further liability under federal and state law. Additionally, if the Company borrows such funds, it will increase its debt which could inhibit the Company from implementing its business plan. The Company has set up a reserve account of up to $100,000 to cover any and all anticipated legal, accounting and filing costs related to the spin-off and rescission offer.

There is considerable legal uncertainty under both federal and state securities laws concerning the effectiveness of using rescission offers, general waivers and releases. The rescission offer may not terminate any or all potential contingent liability that the Company may have in connection with the September 24, 2007 distribution. In addition, the Company may not be able to enforce the waivers it may receive in connection with the rescission offer to bar any claims based on allegations of federal or state securities law violations that the rescission offerees who accept the offer may have, until the applicable statutes of limitations have run.

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

Note 7 - Commitments and Contingencies

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, the Company’s former officer and director at the time the lawsuit was filed, alleging a breach of contract in relation to Mr. Chin's purchase of the Company from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against Ms. Sawyer also alleging a breach of contract. On November 21, 2007, the Company reached a settlement with Ms. Sawyer, whereby the Company agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, the Company will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. As of August 31, 2008 the Company was behind on one payment of $5,000 due for the month of August.

Note 8 - Domain Acquisition From Smash Clicks

On June 1, 2008, the Company entered into an Internet Domain Name Purchase Agreement with Smash Clicks, Inc., pursuant to which the Company agreed to purchase 100% of the domain names Pediatricians.com, Psychiatrists.com and Podiatrists.com in a contract value of $1,000,000 payable in cash or stock at the Company's option.

The amount due under the contract was set forth in a Promissory Note which is payable by the Company in quarterly installments of $300,000 beginning on January 1, 2009, payable in either cash or stock at the Company's option. If the Company elects to make payments in stock, the amount of shares to be issued will be calculated at 94% of the average closing price of the Company's common stock for the proceeding five trading days as traded on the Over-the-Counter Bulletin Board stock market. The Promissory Note is due October 31, 2009; with a payment schedule as follows:

Date	Payment Amount
January 1, 2009	$300,000
April 1, 2009	300,000
July 1, 2009	300,000
October 1, 2009	100,000
Total	$1,000,000

Note 9 - Relationship with FTS Group, Inc. and Related Party Transactions

FTS Group, Inc.’s Ability to Maintain Percentage Ownership Interest in the Company's Stock

On April 4, 2008, the Company entered into an asset purchase agreement pursuant to which it acquired the assets of Elysium Internet, Inc., a wholly-owned Subsidiary of FTS Group, Inc. in exchange for a $1,500,000 promissory note due to be paid by January 3, 2010. The Company shall make minimum monthly payments of $125,000 beginning 30 days after the Company has closed a financing of at least $250,000 dollars. If no financing occurs prior to the Maturity Date (January 3, 2010), the Note may be convertible into common shares.

If the Company has been declared in default or no financing of at least $250,000 has been closed by January 3, 2010, the holder will have the right to convert the outstanding amounts of the Note from time to time into shares of the Company’s common stock at a conversion rate of 70% of the closing price of the Company’s common stock as reported on the Over-the-Counter Bulliten Board for the five trading days prior to a written conversion notice being issued to the Company. The holder retains the right to convert up to 15% of the outstanding balance under the Note into shares of the Company’s common stock at any time after 90 days from the issuance date of the Note at a rate of 85% of the average closing price of the Company’s common stock as reported to the Over-the-Counter Bulliten Board for the five trading days prior to the conversion request.

Also relating to the April 4, 2008 asset purchase agreement, the Company agreed to issue to FTS Group, Inc. shares of a new class of preferred stock, Series “B”. The Series B preferred shares are convertible into 60% of the issued and outstanding shares of the Company’s common stock as of the date of the seller’s first conversion notice. As a result of these transactions, FTS Group, Inc. is deemed to have a beneficial ownership interest under FAS No. 57, “Related Party Disclosures” (FAS 57), of more than 10% of the Company's voting stock.

Related Party Transactions

The Company's Chairman and Chief Executive Officer, Mr. Scott Gallagher controls directly and indirectly an aggregate of 10,250,000 shares of the Company's common stock or 72.9% of the common shares currently outstanding as of October 13, 2008. Further Mr. Gallagher is the Chairman and Chief Executive Officer of FTS Group, Inc. As a result, Mr. Gallagher is deemed to have beneficial ownership interest under FAS No. 57, “Related Party Disclosures” (FAS 57), of more than 10% of our voting stock.

The Company has outstanding notes and loans payable to related parties of $592,711 at August 31, 2008. The notes are non-interest bearing, and are due on demand.

The Company had a stock subscription receivable of $169,500 from a related party at August 31, 2008. The note was non-interest bearing.

Item 2. Management's Discussion and Analysis and Results of Operations

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

Overview

We incorporated in the State of Utah on June 29, 1983 under the name Teal Eye, Inc. In 1984, we merged with Terzon Corporation and changed our name to Terzon Corporation. On September 7, 1984, we changed our name to Candy Stripers Candy Corporation and engaged in the business of manufacturing and selling candy and gift items to hospital gift shops across the country. In 1986, we ceased the candy manufacturing operations and filed for Chapter 11 Bankruptcy protection. After emerging from Bankruptcy in 1993, we remained dormant until January 1998, when we changed our name to Piedmont, Inc. On May 31, 2003, we changed our name from Piedmont, Inc. to US Biodefense, Inc.

On August 7, 2006, we completed the acquisition of Emergency Disaster Systems, Inc., a California corporation incorporated on July 19, 2006. Emergency Disaster Systems was engaged in the business of disaster mitigation and emergency preparedness. We purchased a 100% interest in Emergency Disaster Systems for an aggregate of $25,000 in cash. On September 24, 2007, we distributed all of the shares of Emergency Disaster Systems stock to our shareholders on a pro rata basis and thus exited that business.

Effective January 10, 2008, we experienced a change in control as the result of a series of transactions. Effective on that date, we executed an employment agreement with Scott Gallagher pursuant to which he became the Chairman of our board of directors and our Chief Executive Officer. Simultaneously, our former Chairman, David Chin, resigned as an officer and director of our Company leaving Mr. Gallagher as our sole director. Also effective as of that date, Mr. Gallagher and a company controlled by him, 221 Fund, LLC, acquired 95.6% of our common stock. As a result of these transactions Mr. Gallagher assumed control of our Company.

On April 4, 2008, we acquired 100% of the shares of Elysium Internet, Inc., a direct navigation Internet media company in exchange for stock and a note to FTS Group, Inc. Our Chairman and Chief Executive Officer, Scott Gallagher, is also the Chairman and Chief Executive Officer of FTS Group, Inc.

Results of Operations

Revenue

For the three months ended August 31, 2008, we reported total revenues of $22,199, compared to no revenues for the same period ended August 31, 2007. For the nine months ended August 31, 2008, we reported total revenues of $32,587 compared to no revenues for the same period ended August 31, 2007. The increase in revenues for the year over year and sequential period was due to the change of business direction experienced on April 4, 2008 and increased sales of our Internet directory products.

Expenses

Total expenses for the three months ended August 31, 2008 were $623,340 compared to no expenses related to continuing operations for the period ended August 31, 2007. Total expenses for the nine months ended August 31, 2008 were $1,317,249 compared to no expenses related to continuing operations for the same period ended August 31, 2007. The increase in expenses are primarily related to an increase of $858,009 in general and administrative expenses, an increased expense of $318,370 in derivative fair value expense relating to the Smash Clicks domain acquisition, $91,778 of interest expense and $49,092 impairment of assets. Year over year comparisons are difficult to quantify due to the change in business direction. We expect expenses to continue to increase as we acquire additional domain names, build out new web sites and increase our sales and marketing efforts.

We expect to continue to incur increased expenditures in the foreseeable future related to the development and future expansion of our new business operations. Over the next 12-month period we expect overall operating expenses to increase as we pursue business opportunities in the Internet domain and related Internet media space.

Losses

Our net loss for the three months ended August 31, 2008 was $601,141, compared to a net loss of $0 for the same period ended August 31, 2007. Our net loss for the nine months ended August 31, 2008 was $1,284,662, compared to a net loss of $688,598 for the same period ended August 31, 2007. Our net loss from discontinued operations for the nine months ended August 31, 2008 was $688,598. The increase in our net loss is related to an overall increase in operating expenses as we build, market and sell products relating to our new Internet properties. We expect to continue to post losses for the remainder of 2008 as we seek to increase development of our newly acquired assets. We believe that as we develop or acquire Internet domain and media related assets and businesses we can meet our goal of becoming profitable in the next 12 to 24 months. However, due to funding needs, market uncertainties and a variety of other factors that are out of our control, we cannot guarantee the accuracy of our expectations and when or if we will ever become a profitable business.

Liquidity and Capital Resources

As of August 31, 2008, we had total assets of $1,655,726 consisting of $952 in cash, $7,691 in accounts receivable, $17,361 in deferred finance charges, $61,180 of unamortized debt discount relating to the Smash Clicks note $176,897 of unamortized debt discount relating to the FTS note and $1,391,645 regarding our domain portfolio. As of August 31, 2008, we had total liabilities of $3,689,917 consisting of $1,433,036 of fair value of embedded derivative related to FTS, $670,593 of fair value of embedded derivative related to Smash Clicks, $592,711 notes payable related party, $20,703 in accounts payable and accrued expenses, $160,000 as a settlement reserve and $76,722 in long-term capital lease obligations, $66,964 notes payable related party related to FTS, $647,777 note payable related party to Smash Clicks and $21,411 in short-term capital lease obligations.

We have limited cash on hand and will require additional capital to support strategic acquisitions and to fund our current business development plans. We may be unable to continue operations for the next 12 months if we are unable to generate revenues or obtain capital infusions by issuing equity or debt securities in exchange for cash. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations.

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

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the third quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 2006, Sandra Sawyer filed a suit in Los Angeles Superior Court against US Biodefense, Inc. and David Chin, our former officer and director, alleging a breach of contract by Mr. Chin in relation to the purchase of our Company by Mr. Chin from Ms. Sawyer. On April 20, 2007, Mr. Chin filed a cross-complaint against Ms. Sawyer also alleging a breach of contract. On November 21, 2007, we reached a settlement with Ms. Sawyer, whereby we agreed to pay to Ms. Sawyer an aggregate sum of $90,000 over 15 months. In the event of default, we will be required to pay Ms. Sawyer a sum of $225,000 less any payments made under this agreement. As of August 31, 2008 the Company was behind on one payment of $5,000 due for the month of August.

To our knowledge, as of August 31, 2008, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2008, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

During the quarter ended August 31, 2008, we had no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended August 31, 2008, we did not submit any matters to a vote of security holders.

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

ELYSIUM INTERNET, INC.

By: /s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer, Acting Chief
Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

Dated: October 20, 2008