Form 10-Q
period 2014-02-28
THEDIRECTORY.COM, INC.
filed 2014-04-14
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended February 28,2014
[ ]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

TheDirectory.com, Inc.

 (Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 340746 Tampa, Florida	33618
(Address of principal executive offices)	(Zip Code)

(727)417-7807

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

As of April 14, 2014, there were 3,888,249,199 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TheDirectory.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TheDirectory.com, Inc.

February 28, 2014 and 2013

TheDirectory.com, Inc.

Balance Sheets

February 28, 2014 and November 30, 2013

Assets	2014	2013
Current assets	(Un-Audited)	Audited
Cash and cash equivalents	$46,515	$128,910
Accounts receivable	427,401	270,717

Total Current Assets	473,916	399,627

Property and Equipment, Net	1,014	1,318

Other Assets
Amortizable Intangible Assets, net	359,169	393,928
Nonamortizable Intangible Assets	2,538,678	2,538,678
Deposits	1,535	1,535

Total Other Assets	2,899,382	2,934,141

Total Assets	$3,374,312	$3,335,086

Liabilities and Stockholders' Equity (Deficit)

Accounts payable and accrued expenses	$597,993	$572,746
Commercial line of credit	955,917	1,300,000
Notes payable to individuals-current portion	839,850	1,593,367
Notes payable to related parties	72,738	65,157

Total current Liabilities	2,466,498	3,531,270

Long-Term Debt-Net of Current portion	715,000	330,000

Total liabilities	3,181,498	3,861,270

Stockholders' equity:
Preferred stock, 1,200,000 share authorized, $.001 par value, 540,000 and 270,000 shares issued and outstanding at February 28, 2014
and November 30, 2013	540	270
Common stock 6,000,000,000 shares authorized, $.001 par value,
3,763,249,199 and 3,450,749,199 shares issued and outstanding
at February 28, 2014 and November 30, 2013	3,763,250	3,450,750
Additional paid in capital	4,616,878	4,423,398
Accumulated deficit	(8,187,854)	(8,400,602)

Total stockholders' equity (deficit)	192,814	(526,184)

Total Liabilities and stockholders' equity (deficit)	$3,374,312	$3,335,086

See accompanying notes to the consolidated financial statements

TheDirectory.com, Inc.

Statements of Operations

For The Three Months Ended February 28,2014 and 2013

	2014	2013
	(Un-Audited)	(Un -Audited)

REVENUES	$801,535	$100,259

OPERATING EXPENSES:
Cost of revenues	364,698	4,787
Sales and marketing	34,427	4,950
Consulting fees	19,520	35,455
General and administrative	74,611	39,358
Research and development	6,501	2,127
Amortization of intangibles	34,758	-

Total operating expenses	534,515	86,677

Income from operations	267,020	13,582

OTHER INCOME (EXPENSE)
Interest expense	(54,272)	(4,038)

INCOME BEFORE PROVISION FOR INCOME TAXES	212,748	9,544

INCOME TAXES	-	-

NET INCOME	$212,748	$9,544

Basic weighted average number of shares outstanding	3,509,482,076	2,769,965,741

Basic Earnings per share	$-	$-

Diluted weighted average number of shares outstanding	8,909,482,076	8,169,965,741

Diluted earnings per share	$-	$-

See accompanying notes to the consolidated financial statements

TheDirectory.com, Inc.

Statements of Stockholders' Equity

For The Three Months Ended February 28, 2014

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance November 30, 2013	270,000	$270	3,450,749,199	$3,450,750	$4,423,398	$(8,400,602)	$(526,184)

Stock issued for debt	-	-	312,500	312,500	93,750	-	406,250

Stock issued as compensation	270,000	270	-	-	99,730	-	100,000

Net income for the three months
ended February 28, 2014	-	-	-	-	-	212,748	212,748
(Un-Audited)
	540,000	$540	3,451,061,699	$3,763,250	$4,616,878	$(8,187,854)	$192,814

See accompanying notes to the consolidated financial statements

TheDirectory.com, Inc.

Statements of Cash Flows

For The Three Months Ended February 28, 2014 and 2013

(Un-Audited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$212,748	$9,544
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	35,063	-
Change in operating assets and liabilities:
Accounts receivable	(156,684)	(6,705)
Accounts payable and accrued expenses	125,247	5,308

Total cash flows from operating activities	216,374	8,147

Cash flows from investing activities:
Purchase of domain names	-	-

Total cash flows from investing activities	-	-

Cash flows from financing activities:
Financing fees paid	-	-
Repayments to line of credit	(344,083)	-
Advances from individuals, net	37,733	-
Advances from (repayments to) related parties, net	7,581	(8,500)

Total cash flows from financing activities	(298,769)	(8,500)

Increase (decrease in) cash and cash equivalents	(82,395)	(353)

Cash and cash equivalents, beginning of period	128,910	3,778

Cash and cash equivalents, end of period	$46,515	$3,425

SUPPLEMENTAL INFORMATION:

Income taxes paid	$-	$-
Interest expense paid	$54,272	$4,013

See accompanying notes to the consolidated financial statements

TheDirectory.com, Inc.

Notes to Financial Statements

Note 1 - Background and Summary of Significant Accounting Policies

The Company

TheDirectory.com, Inc. (the “Company”), incorporated under the laws of the State of Utah in June 1983 as Teal Eye, Inc. Subsequently, in 1984, the Company then merged with Terzon Corporation and changed its name to Terzon Corporation. In September 1984, the Company changed its name to Candy Stripers Corporation, Inc. In 1986, the Company ceased the candy manufacturing operations and filed for Chapter 11 bankruptcy protection. After emerging from bankruptcy in 1993, the Company remained dormant until it changed its name to Piedmont, Inc. on January 6, 1998. On May 31, 2003, the Company changed its name to US Biodefense, Inc.

Effective January 10, 2008, the Company experienced a change in control as the result of a series of transactions. Effective on that date, the Company executed an employment agreement with Scott Gallagher pursuant to which he was appointed the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, positions which he still holds today. Simultaneously, the former Chairman, David Chin, resigned as an officer and director of the Company, leaving Mr. Gallagher as the Company’s sole director. As a result of these transactions, Mr. Gallagher assumed control of the Company.

On April 4, 2008, the Company acquired 100% of the assets of Elysium Internet, Inc., a direct navigation Internet media company, in exchange for stock and a $1,500,000  promissory  note to FTS Group, Inc. In 2008, the Company filed an Amended and Restated Articles  of Incorporation, and effective July 28, 2008, changed its name to Elysium Internet, Inc. In May 2011, the Company changed its name to TheDirectory.com, Inc. which it believes more accurately reflects the Company’s current business operations.

The Company’s principal executive offices are located at 15100 Hutchison Rd., Suite 125, Tampa, Florida 33625. The Company’s shares are quoted on the Over The Counter marketplace under the ticker symbol, “SEEK.”

Control By Principal Shareholder

The Chief Executive Officer of the Company owns, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the capital stock of the Company. Accordingly, the Chief Executive Officer has the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had net income for the year ended November 30, 2013 and 2012 of $109,153 and $6,776, respectively. The Company had an accumulated deficit of $8,400,602 and $8,509,755 at November 30, 2013 and 2012, respectively. While the Company has generated positive net income for its fiscal 2013 and 2012 periods, the net income for 2012 was just above break-even. In order to further effect its business plan and pay down its debt, the Company will need to increase sales and customer levels, which will require further investment. In addition, the Company’s business model contemplates future acquisitions, which will likely require the Company to obtain additional funding. These plans, in addition to the current economic conditions, raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management intends to raise financing through issuances of its common stock or other means and interests that it deems necessary. Additionally, management intends to acquire or develop business and business assets related to its “ Build, Buy or Partner ” business model.

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

Leases

The Company leases office facilities under agreements accounted for as operating leases. For leases that contain escalation or rent concessions provisions, management recognizes rent expense during the lease term on a straight-line basis over the term of the lease. The difference between rent paid and straight-line rent expense is recorded as a deferred rent liability in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue when the following conditions have been met: (a) the service or product a customer has subscribed to has been provided to the customer; (b) the amount of fees to be paid by the customer is fixed or determinable; and (c) the collection of our fees is probable.

The Company generates revenue when it is realizable and earned, as evidenced by clicks generated through our network of Internet properties or when a subscriber pays for an online marketing package and the fulfillment of the subscription obligations have been satisfied. The Company’s contracts and agreements are short term and do not contain multiple elements and can be cancelled at anytime.

Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents.

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit to its customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalent.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses for selling and marketing staff, including salaries, consulting fees and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, public company costs and other corporate expenses.

Advertising Expenses

The Company expenses advertising as incurred. For the three months ended February 28, 2014 and 2013, advertising expenses were $2,742 and $4,950, respectively, and such expenses are included under general and administrative expenses.

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

Income Taxes

The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company records tax benefits for income tax positions only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may differ from actual outcomes. The Company follows a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s policy is to recognize interest and penalties related to tax in income tax expense.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if-converted method, where such conversions are dilutive.

Note 2 - Property and Equipment

Property and equipment consisted of the following at February 28, 2014 and November 30 2013:

	2014	2013
Furniture and fixtures (at cost)	$8,467	$8,467
Accumulated depreciation	7,453	7,149
Net	$1,014	$1,318

Depreciation expense was $304 and $163 for the three month period ended February 28, 2014 and 2013.

Note 3 - Comprehensive Income

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects for the three months ended February 28, 2014 and 2013 are zero.

Note 4 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the three months ended February 28, 2014 and 2013:

	2014	2013
Current Tax Provision	$49,000	$1,500
Application of net operating losses	(49,000)	(1,500)
Total Tax (Benefit) Provision	$-	$-

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections.

At February 28, 2014 and 2013, the Company had deferred tax assets for net operating losses offset by a 100% valuation allowance. For the years ended November 30, 2013 and 2012, a portion of the net operating losses were utilized. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward up to twenty years. As of February 28, 2014 the Company has net operating loss carry forwards in the amount of $780,000 which expire in 2030.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending November 30, 2010 through 2013. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending November 30, 2010 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three months ended February 28, 2014 and 2013.

Note 5 - Intangible Assets

We classify “Intangible Assets” within “Other Assets” on the balance sheets.

Intangible Assets consisted of the following as of February 28, 2014 and November 30, 2013:

Amortizable

February 28, 2014
	Gross	Accumulated Amortization	Net
Financing fees	$ 417,100	$ 57,931	$ 359,169

Nonamortizable

	February 28, 2014	November 30, 2013
Internet Domain Portfolio	$ 2,051,861	$ 2,051,861
Intellectual Property*	386,817	386,817
Trademarks	100,000	100,000
	$ 2,538,678	$ 2,538,678

*Intellectual Assets are digital assets owned by the Company that relate to the creation and operations of websites and directories.

Note 6 - Accounts Receivable

The company reports all receivables at gross amounts due from customers.  Because losses related to these receivables are deemed improbable due to the short term nature and renewal process of the contracts, management uses the direct write-off method to account for bad debts.  On a continuing basis, management analyzes delinquent receivables and, once these receivable are determined to be uncollectible, they are written off through a charge against earnings.  Bad debt expense for the three months ended February 28, 2014 and 2013 was zero in both periods.

Note 7 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

TheDirectory.com had convertible preferred stock issued and outstanding during the three months ended February 28, 2014 and 2013. The preferred stock has a $0.001 par value with each share convertible into 10,000 shares of common stock. There were 540,000 and 270,000 shares of the convertible preferred stock issued and outstanding at February 28, 2014 and 2013 convertible into 5,400,000,000 and 2,700,000,000 shares of common stock respectively. Since these shares are potentially dilutive, they are included in the calculation of fully diluted earnings per share.

Note 8 - Asset Acquisition

On October 1, 2013, the Company agreed to acquire selected assets from two privately held companies; Lets See What Sticks, LLC a Kentucky Corporation and CMS Domains, LLC a Nevada Corporation for a total purchase price of $2,150,000. The Company also closed a $5 Million credit facility with an institutional investor whereby the company raised a total of $1.3 Million to be used to close the asset purchase. The Company paid the seller $1 Million via wire transfer at closing. The seller issued to the buyer a promissory note in the amount of $1,150,000 payable over 24 month from the closing date. The company agreed to make monthly payments in the amount of $45,000 for the first 12 months post-closing then an additional 12 monthly payments of $30,000 beginning on November 1st, 2014. Additionally the company agreed to make a balloon payment in the amount of $250,000 prior to October 1st, 2014.

Pursuant to the accounting guidance in ASC 805-10, the Company determined that the asset purchase did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase.

Note 9 - Revolving Credit Facility

Effective October 1, 2013, we closed a $5 million revolving credit financing facility with TCA Global Credit Master Fund (TCA). On October 1st, 2013 we took an initial draw down on the line of $1.3 Million. We used the funds to purchase selected assets from a privately held Company, as well as to pay the related deal and transaction fees and to increase our traffic acquisition programs. At February 28, 2014 we had $955,917 outstanding relating to the initial draw of $1.3 Million. At February 28th, 2014 we still had $3.7 million available under the credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance metric or other investor defined metric. Standard requested draw down’s shall not exceed 80% of the repayments made to the investor unless the requested draw down is relating to a proposed acquisition. In the event of an acquisition funding request TCA may consider the financial performance of the target company, along with other metrics in order to determine whether or not to release additional funds under the facility. There are no contractual guarantees or formal metric specific obligations that require TCA to provide the Company with access to additional draw downs. Future draw down’s of the credit facility are to be made solely at the discretion of the managers at TCA. We may also need to raise funds through private placements of our equity securities that may involve dilution to our existing stockholders.

Note 10- Notes Payable

On October 1st, 2013 the Company entered into a promissory note agreement with CMS Domains worth $1,150,000 relating to an asset purchase. The terms of the note call for the Company to pay CMS domains $45,000 per month for a total of 12 months beginning on November 1st, 2014, 12 monthly payments in the amount of $30,000 per month beginning on November 1st, 2014. Additionally the company agreed to make a $250,000 balloon payment by October 1st, 2014. The Company is current with this note.

Notes payable to individuals at February 28, 2014 and November 30, 2013 consisted of the following:

	2014	2013

Note payable to CMS Domains, monthly payments of principal through October 1, 2014 of $45,000, monthly payments of principal through October 1, 2015 of $30,000, balloon payment due October 1, 2014 of $250,000. This note contains $10,000 of capitalized interest included in the principal payments. Secured by domain portfolio.

	$ 970,000	$ 1,105,000

Note payable to individual, due January, 1 2012. Company has received an extension through December 31, 2014	234,500	434,500

Note payable to individual , due January 1, 2014	196,350	229,867

Note payable to individual, due January 1, 2012. Company is negotiating with holders for repayment terms.	154,000	154,000

	1,554,850	1,923,367

Less current maturities of long-term debt	839,850	1,593,367

Long-term debt-Net of current portion	$ 715,000	$ 330,000

The CMS note is related to an asset purchase, while the other notes generated proceeds that were used to pay expenses related to the development of the Company.

Note 11 - Going Concern

While the Company generated operating profits during 2013 of $109,153 and $6,776 during 2012. The Company has historically incurred operating losses and had an accumulated deficit of $8,400,602 as of the period ending November 30, 2013. In addition, the Company historically has not generated enough revenue to cover its expenses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence: expand its top line sales level with the launch of its new local search platform, increase margins and profit levels by creating and leveraging new and existing partnerships, increasing national advertisers on its sites, raise funds through the issuance of its common or preferred stock, debt instruments, short term loans or other means that it deems necessary; and acquire or develop business and business assets related to its comprehensive acquisition strategy.

Note 12 - Equity

During the period ended February 28, 2014 the Company issued the following shares to note holders to reduce its outstanding debt obligations:

On December 18, 2013, we issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, we issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

Note 13 - Subsequent Events

Subsequent to the period ending February 28th, 2014 the company entered into two separate lease agreements. The first agreement was related to the company’s new call center located in red Bank, New Jersey. The Company has agreed to lease approximately 4,600 square foot of office space to serve as its lead internet marketing call center. The lease is for 5-years with an option for an additional 5-years. Additionally, the Company entered into a lease agreement to lease approximately 2,700 square foot of office space in Tampa, Florida. The space will serve as the Company’s global corporate headquarters and include an expansion of its sales force with an additional 6 to 8 seat call and support center.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us.. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Overview

TheDirectory.com, Inc. (“we”, “us”, “our” or the “Company”) operates under a build, buy or partner business model and is an online local search company that provides local businesses in the U.S. and Canada with business listings on its network of online vertical directories and city guides. Additionally, the company offers its local business customers access to a portfolio of online and offline marketing and identity management products and services that help assist businesses in both attracting and maintaining customers.

Results of Operations for the three months ended February 28, 2014 and 2013

The following table sets forth the summary income statement for the three months ended February 28, 2014 and 2013:

	Three Months Ended
	Feb. 28, 2014	Feb. 28, 2013
Revenues	$801,535	$100,259
Operating Expenses	$(534,515)	$(86,677)
Other Income (Expense), net	$(54,272)	$(4,038)
Net Income	$212,748	$9,544

Sales Revenue

Our sales revenue for the period ended February 28, 2014 was $801,535 as compared to revenue of $100,259 for the same period in the prior year, representing an increase of $701,276 or 699.4%. The increase in sales revenue was directly related to our $5 Million credit facility we entered into in October of 2013 which provided us with the financial resources to dramatically increase our traffic acquisition programs versus the comparable period in 2013. Approximately 88% of our revenue came from our PPC (pay per click) activities during the quarter.

Cost of Revenue

Our cost of revenue for the period ended February 28, 2014 increased to $364,698, as compared to cost of revenue of $4,787 for the period ended February 28, 2013 and represented an increase of $359,911. The increase in cost of revenue is directly related to the increases that were made to our traffic acquisition programs during the quarter. We expect to experience cost of revenue expense levels similar to those recorded in the period ended February 28, 2014 during the remainder of 2014.

General & Administrative Expenses

For the period ended February 28, 2014, general and administrative expenses increased to $74,611, as compared to general and administrative expenses of $39,358 for the same period in the prior year, and represented an increase of $35,253. The increase in general and administrative expenses during the period ended February 28, 2014 was primarily attributed to increases in both legal and accounting fee’s relating to our form 10 filing and audits, our Form 10 was filed on January 27th, 2014.

Sales and Marketing

For the period ended February 28, 2014, sales and marketing expenses increased to $34,427, as compared to sales and marketing expenses of $4,950 for the same period in the prior year, and represented an increase of $29,477 or 595.5%. The increase in sales and marketing expenses for the period ended February 28, 2014 versus the same period of 2013 was primarily attributed to an increase in our sales related activities, as we completed the redesign of TheDirectory.com as compared to the same period in 2013 when we had reduced our sales related expenses while we redesigned and recoded TheDirectory.com.

Consulting Fees

For the period ended February 28, 2014, consulting fees decreased to $19,520, as compared to consulting fees of $35,455 for the same period in the prior year, and represented a decrease of $15,935 or 44.9%. The decrease in consulting fees is related to a reduction in our development expenses relating to the redesign and recoding of TheDirectory.com that took place in the period ended February 28, 2013 compared to the same period ended February 28, 2014.

R&D

For the period ended February 28, 2014, research and development fees increased to $6,501, as compared to research and development fees of $2,127 for the same period in the prior year, and represented an increase of $4,374 or 205.6%. The primary reason for the increase in R & D expenses when compared to the previous year is due to a reduction of all unnecessary costs as we under took the redesign and recoding of TheDirectory.com.

Amortization of Intangibles

For the period ended February 28, 2014, amortization of intangibles increased to $34,758, as compared to amortization of intangibles of $0 for the same period in the prior year. The increase in costs for the period ended February 28, 2014 are related to financing fees incurred during the period that did not exist in the comparable period in 2013.

Interest Expenses

During the period ended February 28, 2014, our interest expenses increased to $54,272, as compared to interest expenses of $4,038 for the same period in the prior year. The increase in interest expenses for the period ended February 28, 2014 was directly related to costs incurred as we entered into our $5 million credit facility established in October 2013 that did not exist in the previous year.

Net Income

During the period ended February 28, 2014, our net income increased $203,204 to $212,748 or 2,129.1%, as compared to net income of $9,544 for the same period in the prior year. The increase in net income for the period ended February 28, 2014 came primarily as a result of a relative increase in our ability to increase our traffic acquisition programs as a result of our financing facility closed in October of 2013 as well as our ability to manage and control our other non-traffic related expense levels during the period.

The following table summarizes total current assets, liabilities and stockholders equity (deficit) at November 30, 2013 compared to February 28, 2014:

	Period ended
	February 28, 2014	November 30, 2013	Increase/(Decrease)
Total Assets	$3,374,312	$3,335,086	$39,226
Total Liabilities	$3,181,498	$3,861,270	$(679,772)
Stockholders’ Equity	$192,814	$(526,184)	$718,998

Liquidity and Capital Resources

As of the period ended February 28, 2014, we had total assets of $3,374,312, which was relatively unchanged from our assets of $3,335,086 as of November 30, 2013. The $39,226 increase to current assets is primarily attributed to the increase of our accounts receivables. Accounts receivables were $427,401 at the period ended February 28, 2014 compared to $270,717 as of November 30, 2013, the increase is a result of the increase in revenue we experienced as a result of our increased traffic acquisition programs and improved monetization of traffic during the period. Other assets were also relatively unchanged dropping to $2,899,382 at February 28, 2014 from $2,934,141 at November 30, 2013. The decrease of $34,759 was attributed to a drop of amortizable intangible assets from $393,928 at November 30, 2013 to $359,169 at February 28, 2014. Our cash position at February 28, 2014 dropped to $46,515 from $128,910 at November 30, 2013. The drop was attributed to our desire to increase our payment levels related to our credit facility with TCA.

As of the period ended February 28, 2014, total liabilities dropped $679,772 to $3,181,498 from $3,861,270 at the period ended November 30, 2013. The drop is primarily related to a $344,083 decrease in our commercial line of credit as well as a drop of $368,517 in notes payable to individuals from $1,923,367 at November 30, 2013 to $1,554,850 at February 28, 2014. As a result of the aforementioned changes to the balance sheet items, our stockholders equity increased by $718,998 at February 28, 2014 to a positive $192,814 from negative stockholders equity of $526,184 at November 30, 2013.

We will require additional capital to support our business plan which contemplates strategic acquisitions, to reduce our debt and to facilitate our current expansion plans. As of November 30, 2013 we still had $3.7 million available under our commercial line of credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance. Standard requested draw down’s shall not exceed 80% of the repayments previously made to the investor. There are no contractual guarantees or formal metric based obligations for TCA to provide the Company with access to additional draw downs. Future draw downs of the credit facility are solely at the discretion of TCA. We may also need to raise funds through private placements of our equity securities that may cause dilution to our existing stockholders.

Our currently anticipated levels of revenues and cash flow are subject to many uncertainties beyond our control. Even though we have recently become profitable, our cash flow from operations may not be adequate to satisfy our cash requirements required to pay off our outstanding debt under an established revolving credit facility, and thus we may have to raise additional funds. We continue to seek alternative means of financing our debt repayments under our established revolving credit financing facility, and controlling capital expenditures.

The inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring or developing new directories or city guides. Furthermore, if we raise funds through the sale of additional equity securities, the common stock currently outstanding will be diluted.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Derivative Financial Instruments

We estimate the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities (SFAS 133).”

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof, that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest-rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Revenue Recognition

We recognize revenue when we sell a listing for one of our directories or city guides in the month the payment obligation was generated. Sales generated from third-party advertisers who list ads on our network, that are based on a PPC model or any other payment model are recognized in the month the revenue obligation is generated.

Accounts Receivable

Accounts receivable consist primarily of trade receivables, net of a valuation allowance for doubtful accounts.

Cash and cash Equivalents

For purposes of the statement of cash flows, we consider all short-term debt securities with maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss included in the results of operations. Depreciation is computed over the estimated useful lives of the assets (3-20 years) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Goodwill and Intangible Asset Impairment

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at February 28, 2014.

Inventories

As an online local search and directory company, we do not have physical products in our inventory.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period ended February 28, 2014, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2013, we issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, we issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 6.  Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	Interactive Data Files

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEDIRECTORY.COM, INC.

Date: April 14, 2014	/s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer (Principal Executive Officer)(Principal Financial and Accounting Officer)