Form 10-Q
period 2014-05-31
THEDIRECTORY.COM, INC.
filed 2014-07-14
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended May 31, 2014

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

As of July 7, 2014, there were 4,415,815,342 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

TheDirectory.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TheDirectory.com, Inc.

May 31, 2014 and 2013

TheDirectory.com, Inc.
Balance Sheets
May 31, 2014 and November 30, 2013

Assets	2014	2013
Current assets
Cash and cash equivalents	$7,750	$128,910
Accounts receivable	376,398	270,717
Deferred tax asset	148,000	-
Prepaid expenses	3,000	-

Total Current Assets	535,148	399,627

Property and Equipment, Net	2,110	1,318

Other Assets
Amortizable Intangible Assets, net	706,623	393,928
Nonamortizable Intangible Assets	2,151,861	2,538,678
Deposits	16,535	1,535

Total Other Assets	2,875,019	2,934,141

Total Assets	$3,412,277	$3,335,086

Liabilities and Stockholders' Equity (Deficit)

Accounts payable and accrued expenses	$613,842	$572,746
Commercial line of credit	672,565	1,300,000
Notes payable to individuals-current portion	918,850	1,593,367
Notes payable to related parties	147,150	65,157

Total current Liabilities	2,352,407	3,531,270

Long-Term Debt-Net of Current portion	150,000	330,000

Total liabilities	2,502,407	3,861,270

Stockholders' equity:
Preferred stock, 1,200,000 share authorized, $.001 par value, 540,000 and 270,000 shares issued and outstanding at May 31, 2014
and November 30, 2013	540	270
Common stock 6,000,000,000 shares authorized, $.001 par value,
4,415,815,342 and 3,450,749,199 shares issued and outstanding
at May 31, 2014 and November 30, 2013	4,415,817	3,450,750
Additional paid in capital	4,501,603	4,423,398
Accumulated deficit	(8,008,090)	(8,400,602)

Total stockholders' equity (deficit)	909,870	(526,184)

Total Liabilities and stockholders' equity (deficit)	$3,412,277	$3,335,086

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.
Statements of Operations
For The Six Months Ended May 31,2014 and 2013

	Three Months Ended May 31,		Six Months Ended May 31,
	2014	2013	2014	2013

REVENUES	$477,973	$126,211	$1,279,508	$226,470

OPERATING EXPENSES:
Cost of revenues	196,501	4,217	561,199	9,004
Sales and marketing	64,049	13,856	98,476	18,806
Consulting fees	25,900	51,849	45,420	87,304
General and administrative	75,740	37,014	150,351	76,372
Research and development	6,300	5,463	12,801	7,590
Amortization of intangibles	39,364	-	74,122	-
	-	-
Total operating expenses	407,854	112,399	942,369	199,076
	-	-
Income (Loss) from operations	70,119	13,812	337,139	27,394
	-	-
OTHER INCOME (EXPENSE)	-	-
Interest expense	(38,355)	(4,657)	(92,627)	(8,695)
	-	-
NET INCOME BEFORE PROVISION FOR INCOME TAXES	31,764	9,155	244,512	18,699

INCOME TAX (EXPENSE) BENEFIT	148,000	-	148,000	-

NET INCOME	$179,764	$9,155	$392,512	$18,699

Basic weighted average number of shares outstanding	3,916,312,231	2,847,521,297	3,710,814,028	2,809,169,649

Basic Earnings per share	$-	$-	$-	$-

Diluted weighted average number of shares outstanding	9,316,312,231	8,247,521,297	9,110,814,028	8,209,169,649

Diluted earnings per share	$-	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.
Statements of Cash Flows
For The Six Months Ended May 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income (loss)	$392,512	$18,699
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	74,730	-
Change in operating assets and liabilities:
Accounts receivable	(195,682)	(18,082)
Deferred tax asset	(148,000)	-
Accounts payable and accrued expenses	141,096	56,821

Total cash flows from operating activities	264,656	57,438

Cash flows from investing activities:
Purchase of domain names	-	(295)
Purchase of fixed assets	(1,400)	-

Total cash flows from investing activities	(1,400)	(295)

Cash flows from financing activities:
Financing fees paid	-	-
Repayments to line of credit	(627,435)	-
Advances from (repayments to) individuals, net	162,733	(10,750)
Advances from (repayments to) related parties, net	80,286	-

Total cash flows from financing activities	(384,416)	(10,750)

Increase (decrease in) cash and cash equivalents	(121,160)	46,393

Cash and cash equivalents, beginning of period	128,910	3,778

Cash and cash equivalents, end of period	$7,750	$50,171

SUPPLEMENTAL INFORMATION:

Income taxes paid	$-	$-
Interest expense paid	$92,627	$8,695
Stock issued for accrued expenses	$100,000.00	$-
Stock issued for debt	$943,542.00	$-
Accounts receivable used to pay debt	$90,000.00	$-

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.
Statements of Stockholders' Equity
For The Six Months Ended May 31, 2014

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance November 30, 2013	270,000	$270	3,450,749,199	$3,450,750	$4,423,398	$(8,400,602)	$(526,184)

Stock issued for debt	-	-	965,066,143	965,067	(21,525)	-	943,542

Stock issued for accrued expenses	270,000	270	-	-	99,730	-	100,000

Net income for the six months
ended May 31, 2014	-	-	-	-	-	392,512	392,512

	540,000	$540	4,415,815,342	$4,415,817	$4,501,603	$(8,008,090)	$909,870

The accompanying footnotes are an integral part of these financial statements.

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

The Company’s principal executive offices are located at 2701 Rocky Point Dr., Suite 950, Tampa, Florida 33607. The Company’s shares are quoted on the Over the Counter marketplace under the ticker symbol, “SEEK.”

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern.

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

The Company maintains its cash in well-known banks selected based upon management's assessment of the bank's financial stability. Balances may periodically exceed the $250,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. The Company extends credit to its customers based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

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

Advertising Expenses

The Company expenses advertising as incurred. For the three and six months ended May 31, 2014 and 2013, advertising expenses were $4,893 and $5,804, respectively, and such expenses are included under general and administrative expenses.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at May 31, 2014 and November 30 2013:

	2014	2013
Furniture and fixtures (at cost)	$9,867	$8,467
Accumulated depreciation	7,757	7,149
Net	$2,110	$1,318

Depreciation expense was $608 and $0 for the six month period ended May 31, 2014 and 2013.

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

The components of other comprehensive income and related tax effects for the six months ended May 31, 2014 and 2013 are zero.

Note 4 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the six months ended May 31, 2014 and 2013:

	2014	2013
Current Tax Provision	$78,600	$2,800
Application of net operating losses	(78,600)	(2,800)
Net provision for income taxes	-	-
Deferred tax benefit attributable to NOLs	(148,000)	-
Total Tax (Benefit)	$(148,000)	$-

Deferred income taxes are the result of timing differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards.

The Company assesses temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. The Company evaluates the reliability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes.  In assessing the need for a valuation allowance the Company must project future levels of taxable income. This assessment requires significant judgment. The Company examined the evidence related to a recent history of tax losses, the economic conditions in which it operates recent organizational changes, its forecasts and projections.

At May 31, 2014 the Company had deferred tax assets for net operating losses of $148,000. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward up to twenty years. As of May 31, 2014 the Company has net operating loss carry forwards in the amount of $780,000 which expire in 2030.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending November 30, 2010 through 2013. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending November 30, 2010 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the six months ended May 31, 2014 and 2013.

Note 5 - Intangible Assets

We classify “Intangible Assets” within “Other Assets” on the balance sheets.

Intangible Assets consisted of the following as of May 31, 2014 and November 30, 2013:

Amortizable

	May 31,	Nov. 30,
	2014	2013
Financing Fees	$417,100	$417,100
Intellectual Property	386,817	-
	803,917	417,100
Less: accumulated amortization	(97,294)	(23,172)

Net amortizable intangible assets	$706,623	$393,928

Non-Amortizable

	May 31,	Nov. 30,
	2014	2013
Internet domain portfolio	$2,051,861	$2,051,861
Intellectual property	-	386,817
Trademarks	100,000	100,000

Net non-amortizable intangible assets	$2,151,861	$2,538,678

*Intellectual Assets are digital assets owned by the Company that relate to the creation and operations of websites and directories.

Note 6 - Accounts Receivable

The company reports all receivables at gross amounts due from customers.  Because losses related to these receivables are deemed improbable due to the short term nature and renewal process of the contracts, management uses the direct write-off method to account for bad debts.  On a continuing basis, management analyzes delinquent receivables and, once these receivable are determined to be uncollectible, they are written off through a charge against earnings.  Bad debt expense for the six months ended May 31, 2014 and 2013 was zero in both periods.

Note 7 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

TheDirectory.com had convertible preferred stock issued and outstanding during the six months ended May 31, 2014 and 2013. The preferred stock has a $0.001 par value with each share convertible into 10,000 shares of common stock. There were 540,000 and 270,000 shares of the convertible preferred stock issued and outstanding at May 31, 2014 and November 30, 2013 convertible into 5,400,000,000 and 2,700,000,000 shares of common stock respectively. Since these shares are potentially dilutive, they are included in the calculation of fully diluted earnings per share.

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

Note 9 - Revolving Credit Facility

Effective October 1, 2013, we closed a $5 million revolving credit financing facility with TCA Global Credit Master Fund (TCA). On October 1st, 2013 we took an initial draw down on the line of $1.3 Million. We used the funds to purchase selected assets from a privately held Company, as well as to pay the related deal and transaction fees and to increase our traffic acquisition programs. At May 31, 2014 we had $672,565 outstanding relating to the initial draw of $1.3 Million. At May 31, 2014 we had $4.3 million available under the credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance metric or other investor defined metric. Standard requested draw down’s shall not exceed 80% of the repayments made to the investor unless the requested draw down is relating to a proposed acquisition. In the event of an acquisition funding request TCA may consider the financial performance of the target company, along with other metrics in order to determine whether or not to release additional funds under the facility. There are no contractual guarantees or formal metric specific obligations that require TCA to provide the Company with access to additional draw downs. Future draw down’s of the credit facility are to be made solely at the discretion of the managers at TCA. We may also need to raise funds through private placements of our equity securities that may involve dilution to our existing stockholders.

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

Notes payable to individuals at May 31, 2014 and November 30, 2013 consisted of the following:

	2014	2013

Note payable to CMS Domains, monthly payments of principal through October 1, 2014 of $45,000, monthly payments of principal through October 1, 2015 of $30,000, balloon payment due October 1, 2014 of $250,000. This note contains $10,000 of capitalized interest included in the principal payments. Secured by domain portfolio.	$745,000	$1,105,000

Note payable to Institutional Investor, due July 31, 2014	68,000	--

Note payable to individual, due January, 1 2012. Company has received an extension through December 31, 2014	--	434,500

Note payable to individual, due January 1, 2014	255,850	229,867

Note payable to individual, due January 1, 2012. Company is negotiating with holders for repayment terms.	--	154,000

	1,068,850	1,923,367

Less current maturities of long-term debt	918,850	1,593,367

Long-term debt-Net of current portion	$150,000	$330,000

The CMS note is related to an asset purchase, while the other notes generated proceeds that were used to pay expenses related to the development of the Company.

Note 11 - Equity

Common Stock

The Company is authorized to issue up to a total of six billion (6,000,000,000) shares of common stock, par value $0.001 per share. The shares of common stock are non-assessable, without preemption rights, and do not carry cumulative voting rights. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of our common stock are entitled to receive dividends if, as and when declared by our Board of Directors.

Preferred Stock

The Company is authorized to issue up to a total of one million, two hundred thousand (1,200,000) shares of preferred stock, par value $0.001 per share, without stockholder approval. Our Board of Directors has the authority, without action by our stockholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. As of May 31, 2014 the Company had 540,000 Series A Convertible Preferred shares issued and outstanding.

During the period ended May 31, 2014 the Company issued the following shares to note holders to reduce its outstanding debt obligations:

On December 1, 2013, our Board approved the creation of 270,000 shares of Series A Convertible Preferred Stock as additional compensation for liabilities secured personally by our Chief Executive Officer relating to our October financing and subsequent acquisition. Each share of Series A Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after one year from the date of issuance into a number of fully paid and non-assessable shares of our common stock. For each share of Series A Convertible Preferred Stock, the holder will receive 10,000 shares of common stock upon conversion.

On December 18, 2013, we issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, we issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

On March 31, 2014, we issued 208,333,333 shares of common stock to an institutional investor related to the conversion of $250,000 of debt at a price of $0.0016 per share.

On April 29, 2014, we reserved 212,000,000 shares of common stock for a potential future issuance relating to a $68,000 note agreement.

On May 27 and 29th we agreed to issue an aggregate of 241,732,810 shares of common stock to an institutional investor related to the conversion of $156,000 of debt at a price of $0.0016 per share.

On May 31, 2014, we agreed to issue 202,500,000 shares of common stock to an institutional investor related to the conversion of $135,000 of debt at a price of $0.0016 per share.

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

Results of Operations for the three months ended May 31, 2014 and 2013

The following table sets forth the summary income statement for the three and six months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31, 2014	May 31, 2013
Revenues	$477,973	$126,211
Operating Expenses	$(407,854)	$(112,399)
Other Income (Expense), net	$(38,355)	$(4,657)
Net Income	$179,764	$9,155

Sales Revenue

Our sales revenue for the three month period ended May 31, 2014 was $477,973 as compared to revenue of $126,211 for the same period in the prior year, representing an increase of $351,762 or 278%. The increase in sales revenue was directly related to our $5 Million credit facility we entered into in October of 2013 which provided us with the financial resources to increase our traffic acquisition programs versus the comparable period in 2013. Approximately 80% of our revenue came from our PPC (pay per click) activities during the quarter.

Cost of Revenue

Our cost of revenue for the three month period ended May 31, 2014 increased $192,284 to $196,501, as compared to cost of revenue of $4,217 for the three month period ended May 31, 2013. The increase in cost of revenue is, as evidenced by the corresponding growth in our revenue, is directly related to our ability to increase our traffic acquisition programs when compared to the year over year period.

General & Administrative Expenses

For the three month period ended May 31, 2014, general and administrative expenses increased to $75,740, as compared to general and administrative expenses of $37,014 for the same period in 2013, and represented an increase of $38,726. The increase in general and administrative expenses during the three month period ended May 31, 2014 was primarily attributed to increases in both legal and accounting fee’s relating to becoming an SEC exchange act reporting Company.

Sales and Marketing

For the three month period ended May 31, 2014, sales and marketing expenses increased to $64,049, as compared to sales and marketing expenses of $13,856 for the same period in the prior year, and represented an increase of $50,193. The increase in sales and marketing expenses for the three month period ended May 31, 2014 versus the same period of 2013 was primarily attributed to an increase in our sales related activities associated with the growth of our business. We expect these expenses to continue to rise as our expansion plans further develop especially for the remainder of 2014 as our new locations become fully staffed and operational.

Consulting Fees

For the three month period ended May 31, 2014, consulting fees decreased to $25,900, as compared to consulting fees of $51,849 for the same period in the prior year, and represented a decrease of $25,949. The decrease in consulting fees is primarily related to our reliance on internal employees during the period. In the previous period of 2013 we were involved in the recoding of our platform which incurred a higher level of consulting fees. For the remainder of 2014 we’ll continue to incur consulting fees on an as needed basis.

R&D

For the Three month period ended May 31, 2014, research and development fees were similar to the prior year increasing just $837 from $5,463 in the 2013 period to $6,300 during the same period of 2014. We do not anticipate material changes in R & D expenses for the remainder of 2014 over previous levels.

Amortization of Intangibles

For the three month period ended May 31, 2014, amortization of intangibles increased to $39,364, as compared to amortization of intangibles of $0 for the same period in the prior year. The increase in costs for the three month period ended May 31, 2014 are related to financing fees and asset amortization costs incurred during the period that did not exist in the comparable period in 2013.

Interest Expenses

During the three month period ended May 31, 2014, our interest expenses increased to $38,355, as compared to interest expenses of $4,657 for the same period in the prior year. The increase in interest expenses for the three month period ended May 31, 2014 is a result of costs incurred relating to our $5 million credit facility established in October 2013 that did not exist in the previous year.

Net Income

During the three month period ended May 31, 2014, our net income increased $170,609 to $179,764, as compared to net income of $9,155 for the same period in the prior year. The increase in net income for the three month period ended May 31, 2014 came primarily as a result of a $148,000 deferred tax benefit that did not exist in the previous period as well as our ability to increase our traffic acquisition programs as a result of our financing facility closed in October of 2013 as well as our ability to manage and control our other non-traffic related expense levels during the period.

Results of Operations for the six months ended May 31, 2014 and 2013

The following table sets forth the summary income statement for the six months ended May 31, 2014 and 2013:

	Six Months Ended
	May 31, 2014	May 31, 2013
Revenues	$1,279,508	$226,470
Operating Expenses	$(942,369)	$(199,076)
Other Income (Expense), net	$(92,627)	$(8,695)
Net Income	$392,512	$18,699

Sales Revenue

Our sales revenue for the six month period ended May 31, 2014 was $1,279,508 as compared to revenue of $226,470 for the same period in the prior year, representing an increase of $1,053,038. The increase in sales revenue was directly related to our $5 Million credit facility we entered into in October of 2013 which provided us with substantial financial resources, on a relative basis, to increase our traffic acquisition programs during the six month period. We expect total revenue levels to be substantially higher year over year for the remainder of 2014. Approximately 82% of our revenue came from our PPC (pay per click) activities during the six month period ending May 31, 2014.

Cost of Revenue

Our cost of revenue for the six month period ended May 31, 2014 increased $552,195 to $561,199, as compared to cost of revenue of $9,004 for the same period in the previous year. The increase in cost of revenue is, as evidenced by the corresponding growth in our revenue levels, directly related to our increased access to financial resources which have allows us to increase our traffic acquisition programs when compared to the year over year period.

General & Administrative Expenses

For the six month period ended May 31, 2014, general and administrative expenses increased to $150,351, as compared to general and administrative expenses of $76,372 for the same period in 2013, and represented an increase of $73,979. The increase in general and administrative expenses during the three month period ended May 31, 2014 was primarily attributed to increases in both legal and accounting fee’s relating the filing of our form 10 to become an SEC exchange act reporting Company.

Sales and Marketing

For the six month period ended May 31, 2014, sales and marketing expenses increased to $98,476, as compared to sales and marketing expenses of $18,806 for the same period in the prior year, and represented an increase of $79,670. The increase in sales and marketing expenses for the six month period ended May 31, 2014 versus the same period of 2013 was primarily attributed to an increase in our sales related activities associated with the growth of our business. We expect these expenses to continue to rise as our expansion plans further develop especially for the remainder of 2014 as our new locations in FL and NJ become fully staffed and operational.

Consulting Fees

For the six month period ended May 31, 2014, consulting fees decreased to $45,420, as compared to consulting fees of $87,304 for the same period in the prior year, and represented a decrease of $41,884. The decrease in consulting fees is primarily related to our reliance on internal employees during the 2014 period. In the previous period of 2013 we were involved in the recoding and redesign of our core directory platform which incurred a higher level of consulting fees. For the remainder of 2014 we’ll continue to incur consulting fees on an as needed basis.

R&D

For the six month period ended May 31, 2014, research and development fees increased $5,211 from $7,590 in the 2013 period to $12,801 during the same period of 2014. The increase was related to expenses incurred during Q1 as a result of certain technology assets we acquired. We do not anticipate material changes in R & D expenses for the remainder of 2014 over previous levels.

Amortization of Intangibles

For the six month period ended May 31, 2014, amortization of intangibles increased to $74,122, as compared to amortization of intangibles of $0 for the same period in the prior year. The increase in costs for the six month period ended May 31, 2014 are related to financing fees and asset amortization costs incurred during the period that did not exist in the comparable period in 2013.

Interest Expenses

During the six month period ended May 31, 2014, our interest expenses increased $83,932 to $92,627, as compared to interest expenses of $8,695 for the same period in the prior year. The increase in interest expenses for the six month period ended May 31, 2014 is a direct result of various costs incurred relating to our $5 million credit facility established in October 2013 that did not exist in the previous year.

Net Income

During the six month period ended May 31, 2014, our net income increased $373,813 to $392,512, as compared to net income of $18,699 for the same period in the prior year. The increase in net income for the six month period ended May 31, 2014 came primarily as a result of a $148,000 income tax benefit we realized during the second quarter of 2014 that did not exist in the previous period as well as our ability to increase our traffic acquisition programs as a result of our financing facility closed in October of 2013 as well as our ability to manage and control our other non-traffic related expense levels during the period.

The following table summarizes total current assets, liabilities and stockholder’s equity (deficit) at November 30, 2013 compared to May 31, 2014:

	Period ended
	May 31, 2014	Nov. 30, 2013	Increase/(Decrease)
Total Assets	$3,412,277	$3,335,086	$77,191
Total Liabilities	$2,502,407	$3,861,270	$(1,358,863)
Stockholders’ Equity	$909,870	$(526,184)	$1,436,054

Liquidity and Capital Resources

As of the period ended May 31, 2014, we had total assets of $3,412,277, for an increase of $77,191from our asset level of $3,335,086 as of November 30, 2013. The $77,191 increase to current assets is primarily attributed to the increase in our deferred tax asset of $148,000 now that we are a profitable Company. Accounts receivables were $376,398 at the period ended May 31, 2014 compared to $270,717 as of November 30, 2013, the increase is a result of the increase in revenue we experienced as a result of our increased traffic acquisition programs and improved monetization of traffic during the period. Other assets were relatively unchanged dropping $59,122 to $2,875,019 at May 31, 2014 from $2,934,141 at November 30, 2013. Our cash position at May 31, 2014 dropped to $7,750 from $128,910 at November 30, 2013. The drop was attributed more to an ending period function as well as our desire to increase our payment levels related to our credit facility with TCA thereby reducing our interest expenses.

As of the period ended May 31, 2014, total liabilities dropped $1,358,863 to $2,502,407 from $3,861,270 at the period ended November 30, 2013. The drop is primarily related to an across the board focus on debt reduction during the six month period ending May 31, 2014 by management. Our commercial line of credit liability dropped from 1,300,000 at November 30, 2013 to $672,565 at May 31, 2014. Notes payable, in the aggregate, dropped $592,524 from $1,658,524 at November 30, 2013 to $1,066,000 at May 30, 2014. Lastly our long term debt dropped from $330,000 at November 30, 2013 to $150,000 at May 31, 2014. These debt reductions and growth measures will remain in place through the remainder of 2014 and may be extended into 2015 until we meet our goal of being essentially debt free.

We will require additional capital to support our growth plans, which contemplate strategic acquisitions, debt reduction and to facilitate our current expansion plans. As of May 31, 2014 we had $4.3 million available under our commercial line of credit facility. Our primary focus for the remaining part of 2104 is to balance our focus on debt reduction and growth. So while our business plan calls for additional capital, if we can pay off or substantially reduce all of our convertible debt, we think we’ll have access to less dilutive funding vehicles to facilitate our growth plans. Our current credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance. Standard requested draw down’s shall not exceed 80% of the repayments previously made to the investor. There are no contractual guarantees or formal metric based obligations for TCA to provide the Company with access to additional draw downs. Future draw-downs of the credit facility are solely at the discretion of TCA. We may also need to raise funds through private placements of our equity securities that may cause dilution to our existing stockholders.

We believe our currently anticipated levels of revenues and cash flow will be sufficient to meet our obligations over the next 12 months even though we may be subject to uncertainties and market conditions beyond our control that could affect our anticipated results.

We continue to evaluate potential acquisition candidates and financing opportunities that may help us execute our growth plans. If we raise funds through the sale of additional equity securities, the common stock currently outstanding will be diluted.

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

Goodwill and Intangible Asset Impairment

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at May 31, 2014.

Deferred Tax Asset Allowance

The Company had a 100% valuation allowance on the deferred tax assets for net operating losses.  Since the Company has become profitable, the allowance has been reduced and the deferred tax assets has been added to the balance sheet.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period ended May 31, 2014, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended May 31, 2014 the Company issued the following shares to note holders to reduce its outstanding debt obligations:

On December 18, 2013, we issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, we issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

On March 31, 2014, we issued 208,333,333 shares of common stock to an institutional investor related to the conversion of $250,000 of debt at a price of $0.0016 per share.

On April 29, 2014, we reserved 212,000,000 shares of common stock for a potential future issuance relating to a $68,000 note agreement.

On May 27 and 29th we agreed to issue an aggregate of 241,732,810 shares of common stock to an institutional investor related to the conversion of $156,000 of debt at a price of $0.00016 per share.

On May 31, 2014, we agreed to issue 202,500,000 shares of common stock to an institutional investor related to the conversion of $135,000 of debt at a price of $0.00016 per share.

Item 3.  Defaults Upon Senior Securities

None.

Item 6.  Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101	Interactive Data Files

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEDIRECTORY.COM, INC.

Date: July 14, 2014	/s/ Scott Gallagher
Scott Gallagher
Chief Executive Officer (Principal Executive Officer)(Principal Financial and Accounting Officer)