Form 10-Q
period 2014-08-31
THEDIRECTORY.COM, INC.
filed 2014-10-15
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2014

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

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

________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of October 15, 2014, there were 4,745,115,721 shares of $0.001 par value common stock issued and outstanding.

TheDirectory.com, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TheDirectory.com, Inc.

Balance Sheets

August 31, 2014 and November 30, 2013

Assets	2014	2013
Current assets
Cash and cash equivalents	$7,549	$128,910
Accounts receivable	583,182	270,717
Deferred tax asset	148,000	–
Prepaid expenses	8,500	–

Total Current Assets	747,231	399,627

Property and Equipment, Net	6,041	1,318

Other Assets
Amortizable Intangible Assets, net	788,050	393,928
Nonamortizable Intangible Assets	2,151,861	2,538,678
Deposits	16,535	1,535

Total Other Assets	2,956,446	2,934,141

Total Assets	$3,709,718	$3,335,086

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	$678,028	$572,746
Commercial line of credit	615,057	1,300,000
Notes payable	1,126,850	1,593,367
Notes payable to related parties	138,904	65,157

Total current Liabilities	2,558,839	3,531,270

Long-Term Debt-Net of Current portion	55,000	330,000

Total liabilities	2,613,839	3,861,270

Stockholders' equity:
Preferred stock, 1,200,000 share authorized, $.001 par value, 540,000 and 270,000 shares issued and outstanding at August 31, 2014 and November 30, 2013	540	270
Common stock 6,000,000,000 shares authorized, $.001 par value,4,651,832,658 and 3,450,749,199 shares issued and outstanding at August 31, 2014 and November 30, 2013	4,651,833	3,450,750
Additional paid in capital	4,448,087	4,423,398
Accumulated deficit	(8,004,581)	(8,400,602)

Total stockholders' equity (deficit)	1,095,879	(526,184)

Total Liabilities and stockholders' equity (deficit)	$3,709,718	$3,335,086

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.

Statements of Operations

For The Nine Months Ended August 31,2014 and 2013

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
REVENUES	$390,605	$80,621	$1,670,113	$307,091

OPERATING EXPENSES:
Cost of revenues	140,604	4,890	701,803	13,894
Sales and marketing	47,345	9,403	145,821	28,209
Consulting fees	28,874	24,989	74,294	112,293
General and administrative	83,279	49,800	233,630	126,172
Research and development	5,108	1,794	17,909	9,384
Amortization of intangibles	48,573	–	122,695	–

Total operating expenses	353,783	90,876	1,296,152	289,952
				–
Income (Loss) from operations	36,822	(10,255)	373,961	17,139

OTHER INCOME (EXPENSE)
Interest expense	(33,313)	(1,564)	(125,940)	(10,259)
				–
NET INCOME BEFORE PROVISION FOR INCOME TAXES	3,509	(11,819)	248,021	6,880

INCOME TAX EXPENSE (BENEFIT)	–	–	(148,000)	–

NET INCOME	$3,509	$(11,819)	$396,021	$6,880

Basic weighted average number of shares outstanding	4,458,860,820	2,893,716,949	3,947,529,798	2,837,557,793

Basic Earnings per share	$–	$–	$–	$–

Diluted weighted average number of shares outstanding	9,815,815,342	8,293,716,949	9,347,529,798	8,237,557,793

Diluted earnings per share	$–	$–	$–	$–

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.

Statements of Stockholders' Equity

For The Nine Months Ended August 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance November 30, 2013	270,000	270	3,450,749,199	$3,450,750	$4,423,398	$(8,400,602)	$(526,184)

Stock issued for debt	–	–	1,038,583,459	1,038,583	(42,541)	–	996,042

Stock issued for financing fees	–	–	162,500,000	162,500	(32,500)		130,000

Stock issued as compensation	270,000	270	–	–	99,730	–	100,000

Net income for the nine months ended August 31, 2014	–	–	–	–	–	396,021	396,021

	540,000	540	4,651,832,658	$4,651,833	$4,448,087	$(8,004,581)	$1,095,879

The accompanying footnotes are an integral part of these financial statements.

Statements of Cash Flows

For The Nine Months Ended August 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income (loss)	$396,021	$6,880
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	124,672	534
Change in operating assets and liabilities:
Accounts receivable	(402,465)	–
Deferred tax asset	(148,000)	–
Accounts payable and accrued expenses	205,281	34,174

Total cash flows from operating activities	175,509	41,588

Cash flows from investing activities:
Purchase of domain names	–	(294)
Purchase of fixed assets	(6,700)	–

Total cash flows from investing activities	(6,700)	(294)

Cash flows from financing activities:
Financing fees paid	–	–
Repayments to line of credit	(684,943)	–
Advances from (repayments to) individuals, net	322,733	(5,000)
Advances from (repayments to) related parties, net	72,040	(29,385)

Total cash flows from financing activities	(290,170)	(34,385)

Increase (decrease in) cash and cash equivalents	(121,361)	6,909

Cash and cash equivalents, beginning of period	128,910	3,721

Cash and cash equivalents, end of period	$7,549	$10,630

SUPPLEMENTAL INFORMATION:
Income taxes paid	$–	$–
Interest expense paid	$125,940	$10,259

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

The Company generates revenue when it is realizable and earned, as evidenced by clicks generated through our network of Internet properties or when a subscriber pays for an online marketing package and the fulfillment of the subscription obligations have been satisfied. The Company’s contracts and agreements are short term and do not contain multiple elements and can be cancelled at any time.

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

Advertising Expenses

The Company expenses advertising as incurred. For the nine months ended August 31, 2014 and 2013, advertising expenses were $11,413 and $5,804, respectively, and such expenses are included under general and administrative expenses.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at August 31, 2014 and November 30 2013:

	2014	2013
Furniture and fixtures (at cost)	$15,167	$8,467
Accumulated depreciation	9,126	7,149
Net	$6,041	$1,318

Depreciation expense was $1,977 and $533 for the nine month period ended August 31, 2014 and 2013.

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

The components of other comprehensive income and related tax effects for the six months ended August 31, 2014 and 2013 are zero.

Note 4 - Income Taxes

The income tax provision reflected in the statement of operations consists of the following components for the nine months ended August 31, 2014 and 2013:

	2014	2013
Current Tax Provision	$78,600	$2,800
Application of net operating losses	(78,600)	(2,800)
Net provision for income taxes	–	–
Deferred tax benefit attributable to NOLs	(148,000)	–
Total Tax (Benefit)	$(148,000)	$–

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

At August 31, 2014 the Company had deferred tax assets for net operating losses of $148,000. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward up to twenty years. As of May 31, 2014 the Company has net operating loss carry forwards in the amount of $780,000 which expire in 2030.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending November 30, 2010 through 2013. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending November 30, 2010 through 2013.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the nine months ended August 31, 2014 and 2013.

Note 5 - Intangible Assets

We classify “Intangible Assets” within “Other Assets” on the balance sheets.

Intangible Assets consisted of the following as of August 31, 2014 and November 30, 2013:

Amortizable

	August 31, 2014	November 30, 2013
Financing Fees	$547,100	$417,100
Intellectual Property	386,817	–
	933,917	417,100
Less: accumulated amortization	(145,867)	(23,172)

Net amortizable intangible assets	$788,050	$393,928

Non-Amortizable

	August 31, 2014	November 30, 2013
Internet domain portfolio	$2,051,861	$2,051,861
Intellectual property	–	386,817
Trademarks	100,000	100,000

Net non-amortizable intangible assets	$2,151,861	$2,538,678

*Intellectual Assets are digital assets owned by the Company that relate to the creation and operations of websites and directories.

Note 6 - Accounts Receivable

The Company reports all receivables at gross amounts due from customers.  Because losses related to these receivables are deemed improbable due to the short term nature and renewal process of the contracts, management uses the direct write-off method to account for bad debts. On a continuing basis, management analyzes delinquent receivables and, once these receivable are determined to be uncollectible, they are written off through a charge against earnings.  Bad debt expense for the nine months ended August 31, 2014 and 2013 was zero in both periods.

Note 7 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The Company had convertible preferred stock issued and outstanding during the nine months ended August 31, 2014 and 2013. The preferred stock has a $0.001 par value with each share convertible into 10,000 shares of common stock. There were 540,000 and 270,000 shares of the convertible preferred stock issued and outstanding at August 31, 2014 and November 30, 2013 convertible into 5,400,000,000 and 2,700,000,000 shares of common stock respectively. Since these shares are potentially dilutive, they are included in the calculation of fully diluted earnings per share.

Note 8 - Asset Acquisition

On October 1, 2013, the Company agreed to acquire selected assets from two privately held companies; Let’s See What Sticks, LLC a Kentucky Corporation and CMS Domains, LLC a Nevada Corporation for a total purchase price of $2,150,000. The Company also closed a $5 million credit facility with an institutional investor whereby the company raised a total of $1.3 million to be used to close the asset purchase. The Company paid the seller $1 million via wire transfer at closing. The seller issued to the Company a promissory note in the amount of $1,150,000 payable over 24 month from the closing date. The company agreed to make monthly payments in the amount of $45,000 for the first 12 months post-closing then an additional 12 monthly payments of $30,000 beginning on November 1st, 2014. Additionally the Company agreed to make a balloon payment in the amount of$250,000 prior to October 1st, 2014.

Pursuant to the accounting guidance in ASC 805-10, the Company determined that the asset purchase did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase.

Note 9 - Revolving Credit Facility

Effective October 1, 2013, the Company closed a $5 million revolving credit financing facility with TCA Global Credit Master Fund (TCA). On October 1st, 2013 the Company took an initial draw down on the line of $1.3 million. The Company used the funds to purchase selected assets from a privately held Company, as well as to pay the related deal and transaction fees and to increase our traffic acquisition programs. At August 31, 2014 the Company had $615,057 outstanding relating to the initial draw of $1.3 million. At August 31, 2014 the Company had $3.7 million available under the credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance metric or other investor defined metric. Standard requested draw down’s shall not exceed 80% of the repayments made to the investor unless the requested draw down is relating to a proposed acquisition. In the event of an acquisition funding request TCA may consider the financial performance of the target company, along with other metrics in order to determine whether or not to release additional funds under the facility. There are no contractual guarantees or formal metric specific obligations that require TCA to provide the Company with access to additional draw downs. Future draw down’s of the credit facility are to be made solely at the discretion of the managers at TCA. The Company may also need to raise funds through private placements of our equity securities that may involve dilution to our existing stockholders.

Note 10- Notes Payable

Notes payable to individuals at August 31, 2014 and November 30, 2013 consisted of the following:

	2014	2013

Note payable to CMS Domains, monthly payments of principal through October 1, 2014 of $45,000, monthly payments of principal through October 1, 2015 of $30,000, balloon payment due October 1, 2014 of $250,000. This note contains $10,000 of capitalized interest included in the principal payments. Secured by domain portfolio.	$687,500	$1,105,000

Notes payable to Institutional Investors, due January 1, 2015	223,500	–

Note payable to individual, due January, 1 2012. Company has received an extension through December 31, 2014	–	434,500

Note payable to individual, due January 1, 2015	270,850	229,867

Note payable to individual, due January 1, 2012. Company is negotiating with holders for repayment terms.	–	154,000

	1,181,850	1,923,367

Less current maturities of long-term debt	1,126,850	1,593,367

Long-term debt-net of current portion	$55,000	$330,000

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

Preferred Stock

The Company is authorized to issue up to a total of one million, two hundred thousand (1,200,000) shares of preferred stock, par value $0.001 per share, without stockholder approval. Our Board of Directors has the authority, without action by our stockholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. As of August 31, 2014 the Company had 540,000 Series A Convertible Preferred shares issued and outstanding.

During the period ended August 31, 2014 the Company issued the following shares to note holders to reduce its outstanding debt obligations:

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

On December 18, 2013, the Company issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, the Company issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

On March 31, 2014, the Company issued 208,333,333 shares of common stock to an institutional investor related to the conversion of $250,000 of debt at a price of $0.0016 per share.

On April 29, 2014, the Company reserved 212,000,000 shares of common stock for a potential future issuance relating to a $68,000 note agreement.

On May 27 and 29th the Company agreed to issue an aggregate of 241,732,810 shares of common stock to an institutional investor related to the conversion of $156,000 of debt at a price of $0.0016 per share.

On May 31, 2014, the Company agreed to issue 202,380,952 shares of common stock to an institutional investor related to the conversion of $135,000 of debt at a price of $0.0016 per share.

On July 15, 2014, the Company agreed to issue 73,636,364 shares of common stock to an investor related to the conversion of $45,000 of debt at a price of $0.00055 per share.

On August 13, 2014, the Company agreed to issue 162,500,000 shares of common stock valued at $130,000 to an institutional investor due under a finder’s fee agreement relating to the Companies $1.3 Million financing with TCA.

Note 12 Subsequent Events

Subsequent to the period ending August 31, 2014 the Company restructured some of our outstanding debt agreements. First the Company restructuring its agreement with TCA, the deal included extending the due date of our agreement from October 1st, 2014 to the new due date of October 1, 2015, converting the investment banking fee’s into a new note. As part of the new note the Company also drew down an additional $400,000, less fees, under its $5 Million equity line of credit. The Company also restructured the $250,000 balloon payment due to CMS Domains on October 1, 2014. The debt payment was assumed by an institutional investor after making the $250,000 payment to CMS. The new structure calls for eight monthly payments in stock or cash at the Company’s option beginning on October 10, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,”“anticipates,”“expects,”“intends,”“projects,”“will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Overview

We operate under a build, buy or partner business model and are an online local search company that provides local businesses in the U.S. and Canada with business listings on its network of online vertical directories and city guides. Additionally, we offer our local business customers access to a portfolio of online and offline marketing and identity management products and services that help assist businesses in both attracting and maintaining customers.

Results of Operations for the three months ended August 31, 2014 and 2013

The following table sets forth the summary income statement for the three and nine months ended August 31, 2014 and 2013:

	Three Months Ended
	August 31, 2014	August 31, 2013
Revenues	$390,605	$80,621
Operating Expenses	$(353,783)	$(90,876)
Other Income (Expense), net	$(33,313)	$(1,564)
Net Income (Loss)	$3,509	$(11,819)

Sales Revenue

Our sales revenue for the three month period ended August 31, 2014 was $390,605 as compared to revenue of $80,621 for the same period in the prior year, representing an increase of $309,984. The increase in sales revenue was directly related to our $5 million credit facility we entered into in October of 2013, which provided us with the resources to increase our traffic acquisition programs versus the comparable period in 2013. Approximately 80% of our revenue came from our pay per click activities during the quarter.

Cost of Revenue

Our cost of revenue for the three month period ended August 31, 2014 increased $135,714 to $140,604, as compared to cost of revenue of $4,890 for the three month period ended August 31, 2013. The increase in cost of revenue is, as evidenced by the corresponding growth in our revenue, directly related to our ability to increase our traffic acquisition programs when compared to the year over year period.

General & Administrative Expenses

For the three month period ended August 31, 2014, general and administrative expenses increased to $83,279, as compared to general and administrative expenses of $49,800 for the same period in 2013, and represented an increase of $33,479. The increase in general and administrative expenses during the three month period ended August 31, 2014 was primarily attributed to increases in both legal and accounting fees incurred since becoming a SEC exchange act reporting company.

Sales and Marketing

For the three month period ended August 31, 2014, sales and marketing expenses increased to $47,345, as compared to sales and marketing expenses of $9,403 for the same period in the prior year, and represented an increase of $37,942. The increase in sales and marketing expenses for the three month period ended August 31, 2014 versus the same period of 2013 was primarily attributed to an increase in our sales related activities associated with the growth of our business. We expect these expenses to continue to rise as our expansion plans further develop especially for the remainder of 2014 as our new locations become fully staffed and operational.

Consulting Fees

For the three month period ended August 31, 2014, consulting fees increased slightly to $28,874, as compared to consulting fees of $24,989 for the same period in the prior year, and represented a decrease of $3,885. The decrease in consulting fees is primarily related to our reliance on internal employees during the period. In the previous period of 2013 we were involved in the recoding of our platform, which incurred a higher level of consulting fees. For the remainder of 2014 we expect to continue to incur consulting fees on an as needed basis.

Research and Development

For the three month period ended August 31, 2014, research and development expenses increased $3,314 to $5,108 as compared to $1,794 during the same period of 2013. We do not anticipate material changes in R & D expenses for the remainder of 2014 over previous levels.

Amortization of Intangibles

For the three month period ended August 31, 2014, amortization of intangibles increased to $48,573, as compared to amortization of intangibles of $0 for the same period in the prior year. The increase in costs for the three month period ended August 31, 2014 are related to financing fees and asset amortization costs incurred during the period that did not exist in the comparable period in 2013.

Interest Expenses

During the three month period ended August 31, 2014, our interest expenses increased to $33,313, as compared to interest expenses of $1,564 for the same period in the prior year. The increase in interest expenses for the three month period ended August 31, 2014 is a result of costs incurred relating to our $5 million credit facility established in October 2013 that did not exist in the previous year.

Net Income

During the three month period ended August 31, 2014, our net income increased $15,328 to $3,509, as compared to a net loss for the same period last year of $11,819. The increase in net income for the three month period ended August 31, 2014 is primarily as a result of increased traffic acquisition programs which have translated into revenue levels that have been generated throughout 2014 when compared to the same period in 2013 and our ability to control operating costs during the period.

Results of Operations for the nine months ended August 31, 2014 and 2013

The following table sets forth the summary income statement for the nine months ended August 31, 2014 and 2013:

	Nine Months Ended
	August 31, 2014	August 31, 2013
Revenues	$1,670,113	$307,091
Operating Expenses	$(1,296,152)	$(289,952)
Other Income (Expense), net	$(125,940)	$(10,259)
Net Income	$396,021	$6,880

Sales Revenue

Our sales revenue for the nine month period ended August 31, 2014 was $1,670,113 as compared to revenue of $307,091 for the same period in the prior year, representing an increase of $1,363,022. The increase in sales revenue was directly related to our $5 million credit facility we entered into in October of 2013 which provided us with substantial financial resources, on a relative basis, to increase our traffic acquisition programs during the nine month period. We expect total revenue levels to be substantially higher year over year for the remainder of 2014. Approximately 82% of our revenue came from our pay per click activities during the nine month period ending August 31, 2014.

Cost of Revenue

Our cost of revenue for the nine month period ended August 31, 2014 increased $687,909 to $701,803, as compared to cost of revenue of $13,894 for the same period in the previous year. The increase in cost of revenue is, as evidenced by the corresponding growth in our revenue levels, directly related to our increased access to financial resources, which have allowed us to increase our traffic acquisition programs when compared to the year over year period.

General & Administrative Expenses

For the nine month period ended August 31, 2014, general and administrative expenses increased to $233,630, as compared to general and administrative expenses of $126,172 for the same period in 2013, and represented an increase of $107,458. The increase in general and administrative expenses during the three month period ended August 31, 2014 was primarily attributed to increases in both legal and accounting fees related to the filing of our form 10 to become a SEC exchange act reporting company.

Sales and Marketing

For the nine month period ended August 31, 2014, sales and marketing expenses increased to $145,821, as compared to sales and marketing expenses of $28,209 for the same period in the prior year, and represented an increase of $117,612. The increase in sales and marketing expenses for the nine month period ended August 31, 2014 versus the same period of 2013 was primarily attributed to an increase in our sales related activities associated with the growth of our business. We expect these expenses to continue to rise as our expansion plans further develop especially for the remainder of 2014 as our new locations in FL and NJ become fully staffed and operational.

Consulting Fees

For the nine month period ended August 31, 2014, consulting fees decreased to $74,294, as compared to consulting fees of $112,293 for the same period in the prior year, and represented a decrease of $37,999. The decrease in consulting fees is primarily related to our reliance on internal employees during the 2014 period as compared to the same period in the previous year. In the previous period of 2013, we recoded and redesigned our core directory platform, which incurred a higher level of consulting fees. For the remainder of 2014 we expect to continue to incur consulting fees on an as needed basis.

Research and Development

For the nine month period ended August 31, 2014, research and development fees  increased $8,525 from $9,384 in the 2013 period to $17,909 during the same period of 2014. The increase was related to expenses incurred during the first quarter of 2014, as a result of certain technology assets we acquired. We do not anticipate material changes in research and development expenses for the remainder of 2014 over previous levels.

Amortization of Intangibles

For the nine month period ended August 31, 2014, amortization of intangibles increased to $122,695, as compared to amortization of intangibles of $0 for the same period in the prior year. The increase in costs for the nine month period ended August 31, 2014 are related to financing fees and asset amortization costs incurred during the period that did not exist in the comparable period in 2013.

Interest Expenses

During the nine month period ended August 31, 2014, our interest expenses increased $115,681 to $125,940, as compared to interest expenses of $10,259 for the same period in the prior year. The increase in interest expenses for the nine month period ended August 31, 2014 is a direct result of various costs incurred relating to our $5 million credit facility established in October 2013 that did not exist in the previous year.

Net Income

During the nine month period ended August 31, 2014, our net income increased $389,141 to $396,021, as compared to net income of $6,880 for the same period in the prior year. The increase in net income for the nine month period ended August 31, 2014 came primarily as a result of a $148,000 income tax benefit we realized during the second quarter of 2014 that did not exist in the previous period as well as our ability to increase our traffic acquisition programs as a result of our financing facility closed in October of 2013 as well as our ability to manage and control our other non-traffic related expense levels during the period.

The following table summarizes total current assets, liabilities and stockholder’s equity (deficit) at November 30, 2013 as compared to August 31, 2014:

	Period ended
	August 31, 2014	Nov. 30, 2013	Increase/(Decrease)
Total Assets	$3,709,718	$3,335,086	$374,632
Total Liabilities	$2,613,839	$3,861,270	$(1,247,431)
Stockholders’ Equity	$1,095,879	$(526,184)	$1,622,063

Liquidity and Capital Resources

As of the period ended August 31, 2014, we had total assets of $3,709,718, for an increase of $374,632 from our asset level of $3,335,086 as of November 30, 2013. The $374,632 increase to current assets is primarily attributed to the increase in our deferred tax asset of $148,000 now that we have net profits. Accounts receivables were $583,182 at the period ended August 31, 2014 compared to $270,717 as of November 30, 2013, the increase is a result of the increase in revenue we experienced as a result of our increased traffic acquisition programs and improved monetization of traffic during the period. Other assets were relatively unchanged increasing $22,305 to $2,956,446 at August 31, 2014 from $2,934,141 at November 30, 2013. Our cash position at August 31, 2014 dropped to $7,549 from $128,910 at November 30, 2013. The drop was attributed more to an ending period function as well as our desire to increase our payment levels related to our credit facility with TCA thereby reducing our interest expenses.

As of the period ended August 31, 2014, total liabilities dropped $1,247,431 to $2,613,839 from $3,861,270 at the period ended November 30, 2013. The drop is primarily related to an across the board focus on debt reduction during the nine month period ending August 31, 2014 by management. Our commercial line of credit liability dropped from 1,300,000 at November 30, 2013 to $615,057 at August 31, 2014. Notes payable, in the aggregate, dropped $392,770 from $1,658,524 at November 30, 2013 to $1,265,754 at August 30, 2014. Lastly our long term debt dropped from $330,000 at November 30, 2013 to $55,000 at August 31, 2014. We expect that these debt reductions and growth measures will remain in place through the remainder of 2014 and will be extended into 2015 when we target becoming essentially debt free.

We will require additional capital to support our growth plans, which contemplate strategic acquisitions, debt reduction and to facilitate our current expansion plans. As of August 31, 2014 we had $3.7 million available under our commercial line of credit facility. Our primary focus for the remaining part of 2104 is to balance our focus on debt reduction and growth. So while our business plan calls for additional capital, if we can pay off or substantially reduce all of our convertible debt, we believe we will have access to less dilutive funding vehicles to facilitate our growth plans. Our current credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as our financial performance. Standard requested draw down’s shall not exceed 80% of the repayments previously made to the investor. There are no contractual guarantees or formal metric based obligations for TCA to provide us with access to additional draw-downs. Future draw-downs of the credit facility are solely at the discretion of TCA. We may also need to raise funds through private placements of our equity securities that may cause dilution to our existing stockholders.

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

We estimate fair values of derivative financial instruments using various techniques, and combinations thereof, which are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes option valuation technique, since it embodies all of the requisite assumptions, including trading volatility, estimated terms and risk free rates, necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions, including credit risk, interest- rate risk and exercise/conversion behaviors, that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Revenue Recognition

We recognize revenue when we sell a listing for one of our directories or city guides in the month the payment obligation was generated. Sales generated from third-party advertisers who list ads on our network, that are based on a pay per click model or any other payment model are recognized in the month the revenue obligation is generated.

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

Goodwill and Intangible Asset Impairment

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at August 31, 2014.

Deferred Tax Asset Allowance

We had a 100% valuation allowance on the deferred tax assets for net operating losses. Since we have become profitable, the allowance has been reduced and the deferred tax assets has been added to the balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period ended August 31, 2014, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended May 31, 2014 the Company issued the following shares to note holders to reduce its outstanding debt obligations:

On December 18, 2013, the Company issued 187,500,000 shares of common stock to an institutional investor related to the conversion of $206,250 of debt at a price of $0.0011 per share.

On February 20, 2014, the Company issued 125,000,000 shares of common stock to an institutional investor related to the conversion of $200,000 of debt at a price of $0.0016 per share.

On March 31, 2014, the Company issued 208,333,333 shares of common stock to an institutional investor related to the conversion of $250,000 of debt at a price of $0.0016 per share.

On April 29, 2014, the Company reserved 212,000,000 shares of common stock for a potential future issuance relating to a $68,000 note agreement.

On May 27 and 29th the Company agreed to issue an aggregate of 241,732,810 shares of common stock to an institutional investor related to the conversion of $156,000 of debt at a price of $0.00016 per share.

On May 31, 2014, the Company agreed to issue 202,380,952 shares of common stock to an institutional investor related to the conversion of $135,000 of debt at a price of $0.00016 per share.

On July 15, 2014, the Company agreed to issue 73,636,364 shares of common stock to an institutional investor related to the conversion of $45,000 of debt at a price of $0.00055 per share.

On August 13, 2014, the Company agreed to issue 162,500,000 shares of common stock valued at $130,000 to an institutional investor due under a finder’s fee agreement relating to the Companies $1.3 million financing with TCA.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit

Exhibit	Description

3.1	Articles of Incorporation, filed June 29, 1983 (included as Exhibit 3.1 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation, filed July 17, 1984 (included as Exhibit 3.2 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, filed September 17, 1984 (included as Exhibit 3.3 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.4	Amended and Restated Articles of Incorporation, filed December 30, 1997 (included as Exhibit 3.4 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed May 13, 2003 (included as Exhibit 3 to the Form 10-QSB filed July 15, 2003, and incorporated herein by reference).

3.6	Amended and Restated Articles of Incorporation, filed July 11, 2008 (to be filed by amendment).

3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed June 22, 2010 (to be filed by amendment).

3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed April 13, 2011 (to be filed by amendment).

3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 19, 2011 (to be filed by amendment).

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective December 10, 2013, dated December 11, 2013 (to be filed by amendment).

3.11	Bylaws (included as Exhibit 3.5 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

4.1	Certificate of Designation of Series A Convertible Preferred Stock, filed with the State of Utah Department of Commerce on April 13, 2011 (included in Exhibit 3.8 and to be filed by amendment).

10.1	Executive Employment Agreement between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.2	Agreement for Purchase and Sale of Stock between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.2 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.3	Agreement for Purchase and Sale of Stock between the Company and 221 Fund, LLC, dated January 10, 2008 (included as Exhibit 10.3 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.4	Asset Purchase Agreement between the Company and FTS Group, Inc., dated March 19, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.5	Promissory Note between due January 3, 2010, issued by the Company to FTS Group, Inc. (included as Exhibit 10.2 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.6	Credit facility with TCA Global Master Fund, dated August 30, 2014 (included as Exhibit 10.6 to the Form 10-12G/A filed May 6, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed or furnished herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEDIRECTORY.COM, INC.

Date: October 15, 2014	By:	/s/ Scott Gallagher
Scott Gallagher Chief Executive Officer
(Principal Executive Officer)(Principal Financial and Accounting Officer)

