Form 10-Q
period 2015-02-28
THEDIRECTORY.COM, INC.
filed 2015-04-21
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2015

☐  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to _____________

Commission file number:  333-147193

TheDirectory.com, Inc.

(Exact name of registrant as specified in its charter)

Utah	33-0052057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 N. Rocky Point Dr. Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(727) 417-7807

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

As of April 21, 2015, there were 8,096,034,676 outstanding shares of the registrant’s common stock.

TheDirectory.com, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TheDirectory.com, Inc.

Balance Sheets

February 28, 2015 and November 30, 2014

	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$64,071	52,987
Accounts receivable, net	174,802	189,954

Total Current Assets	238,873	242,941

Property and Equipment, Net	11,477	10,610

Other Assets
Amortizable Intangible Assets, net	573,077	644,661
Nonamortizable Intangible Assets	2,172,744	2,165,952
Deposits	22,643	22,643

Total Other Assets	2,768,464	2,833,256

Total Assets	$3,018,814	3,086,807

Liabilities and Stockholders' Equity (Deficit)

Accounts payable and accrued expenses	$610,493	535,726
Commercial line of credit	907,845	1,096,338
Derivative liabilities	108,348	379,221
Notes payable	1,015,328	1,028,205
Notes payable to related parties	55,536	70,623

Total current Liabilities	2,697,550	3,110,113

Long-Term Debt-Net of Current portion	–	–

Total liabilities	2,697,550	3,110,113

Stockholders' equity:
Preferred stock, 1,200,000 share authorized, $.001 par value, 640,000 and 640,000 shares issued and outstanding at February 28, 2015 and November 30, 2014	640	640
Common stock 30,000,000,000 shares authorized, $.001 par value, 7,721,034,676 and 5,129,999,499 shares issued and outstanding at February 28, 2015 and November 30, 2014	7,721,035	5,130,000
Additional paid in capital	2,190,787	4,343,370
Accumulated deficit	(9,591,198)	(9,497,316)
Total stockholders' equity (deficit)	321,264	(23,306)

Total Liabilities and stockholders' equity (deficit)	$3,018,814	3,086,807

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.

Statements of Operations

For The Three Months Ended February 28, 2015 and 2014

(Unaudited)

	2015	2014
REVENUES	$454,391	$503,255

OPERATING EXPENSES:
Cost of revenues	155,705	213,098
Sales and marketing	3,170	2,252
Consulting fees	50,934	41,260
General and administrative	237,941	119,192
Research and development	3,675	3,719
Amortization of intangibles	76,584	34,758

Total operating expenses	528,009	414,279

Income (Loss) from operations	(73,618)	88,976

OTHER INCOME (EXPENSE)
Interest expense	(291,137)	(54,272)
Change in derivative	270,873	–

NET INCOME (LOSS)	$(93,882)	$34,704

Basic weighted average number of shares outstanding	5,717,289,437	3,615,332,532

Basic Earnings per share	$–	$–

Diluted weighted average number of shares outstanding	5,717,289,437	3,620,732,532

Diluted earnings per share	$–	$–

The accompanying footnotes are an integral part of these financial statements.

Statements of Cash Flows

For The Three Months Ended February 28, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(93,882)	$34,704
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	318,567	35,063
Change in derivative	(270,873)	–
Change in operating assets and liabilities:
Accounts receivable	15,151	123,231
Accounts payable and accrued expenses	74,769	(14,821)

Total cash flows from operating activities	43,732	178,177

Cash flows from investing activities:
Payment of rental deposits, net of refund	–	–
Purchase of office equipment	(1,026)	–
Purchase of software enhancements	–	(5,601)
Purchase of domain names	(6,792)	–

Total cash flows from investing activities	(7,818)	(5,601)

Cash flows from financing activities:
Financing fees paid	(5,000)	–
Repayments to line of credit (net of proceeds)	(18,493)	(344,083)
Advances from (repayments to) individuals, net	13,750	92,430
Advances from (repayments to) related parties, net	(15,087)	(8,919)

Total cash flows from financing activities	(24,830)	(260,572)

Increase (decrease in) cash and cash equivalents	11,084	(82,395)

Cash and cash equivalents, beginning of period	52,987	128,910

Cash and cash equivalents, end of period	$64,071	$46,515

SUPPLEMENTAL INFORMATION:

Income taxes paid	$–	$–
Interest expense paid	$18,493	$48,197

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results for the full year. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2014 filed with the Securities and Exchange Commission on April 15, 2015.

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

Advertising Expenses

The Company expenses advertising as incurred. For the periods ending February 28, 2015 and November 30, 2014, advertising expenses were $3,170 and $2,252, respectively, and such expenses are included under sales and marketing expenses.

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

Payroll Taxes

The Company has an accrued payroll tax liability of $178,112 for the period ending February 28, 2015. The Company has a plan in place to eliminate this liability during the 2015 fiscal year. The Company was current with its first quarter payroll tax filing obligation for the period ending March 31, 2015. The Company may be subject to fines, late charges or penalties for not filing its quarterly returns on time.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at February 28, 2015 and November 30 2013:

	(Unaudited)	(Audited)
	Feb. 28, 2015	Nov. 30, 2014
Furniture and fixtures (at cost)	$20,763	$19,736
Accumulated depreciation	9,286	9,126
Net	$11,477	$10,610

Depreciation expense was $160 and $304 for the three months ended February 28, 2015 and 2014.

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

The components of other comprehensive income and related tax effects for the periods ended February 28, 2015 and November 30, 2014 are zero.

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

As reflected in the financial statements, the Company had an accumulated deficit and net loss for the period ended February 28, 2015 and November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net operating losses can be carried forward up to twenty years. As of February 28, 2015 and November 30, 2014 the Company has net operating loss carry forwards in the amount of $4,330,080 which start to expire in 2030.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending November 30, 2010 through February 28, 2015. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending November 30, 2010 through February 28, 2015.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties relating to federal income taxes and interest for the periods ending February 28, 2015 and November 30, 2014.

The Company has an accrued payroll tax liability of $178,112 as of February 28, 2015 and may incur penalties relating to the timing of payroll payments and filings. The Company expects that it will be current with its ongoing payroll tax liability obligations during the first quarter of 2015.

Note 6 - Intangible Assets

The Company classifies “Intangible Assets” within “Other Assets” on the balance sheets.

Intangible Assets consisted of the following as of February 28, 2015 and November 30, 2014:

Amortizable

	(Unaudited)	(Audited)
	Feb. 28, 2015	Nov. 30, 2014
Financing Fees	$312,400	$307,400
Intellectual Property	421,963	421,963
	734,363	720,363
Less: accumulated amortization	161,286	84,702

Net amortizable intangible assets	$573,077	$644,661

Non-Amortizable

	Feb. 28, 2015	Nov. 30, 2014
Internet domain portfolio	$2,072,744	$2,065,952
Intellectual property	–	–
Trademarks	100,000	100,000

Net non-amortizable intangible assets	$2,172,744	$2,165,952

*Intellectual Assets are digital assets owned by the Company that relate to the creation and operations of websites and directories.

Note 7 - Accounts Receivable

The Company reports all receivables at gross amounts due from customers. Because losses related to these receivables are deemed improbable due to the short term nature and renewal process of the contracts, management uses the direct write-off method to account for bad debts. On a continuing basis, management analyzes delinquent receivables and, once these receivable are determined to be uncollectible, they are written off through a charge against earnings. Bad debt expense for the period ended February 28, 2015 was zero. Accounts receivable at February 28, 2015 and November 30, 2014 were $181,906 and $197,058, respectively, net of allowance $7,104 in both periods.

Note 8 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The Company had convertible preferred stock issued and outstanding during the period ended February 28, 2015 and November 30, 2014. The preferred stock has a $0.001 par value with each share convertible into 10,000 shares of common stock. There were 640,000 shares of the convertible preferred stock issued and outstanding at February 28, 2015 and November 30, 2014 convertible into 6,400,000,000 shares of common stock, respectively. Since these shares are potentially dilutive, they are included in the calculation of fully diluted earnings per share when not anti-dilutive.

Note 9 - Asset Acquisition and Reporting

On October 1, 2013, the Company agreed to acquire selected assets from two privately held companies; Let’s See What Sticks, LLC a Kentucky Corporation and CMS Domains, LLC a Nevada Corporation for a total purchase price of $2,150,000. The Company also closed a $5 million credit facility with an institutional investor whereby the Company raised a total of $1.3 million to be used to close the asset purchase. The Company paid the seller $1 million at closing. The seller issued to the Company a promissory note in the amount of $1,150,000 payable over 24 month from the closing date. The Company agreed to make monthly payments in the amount of $45,000 for the first 12 months post-closing then an additional 12 monthly payments of $30,000 beginning on November 1, 2014. Additionally, the Company agreed to make a balloon payment in the amount of $250,000 prior to October 1, 2014. As of the period ended February 28, 2015, the Company owed Let’s See What sticks and CMS Domains, LLC a total of $305,000 of the $1,150,000 promissory note.

Pursuant to the accounting guidance in ASC 805-10, the Company determined that the asset purchase did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase.

As a result of the acquisition the Company closed on October 1st, 2013 and the resulting delays that occurred, primarily during the first 6 months of 2014, relating to accessing real time reporting data from third parties, the signing of new contracts and establishing new revenue accounts and cost of revenue accounts that are needed to collect revenue and cost of revenue data, the Company’s 2014 quarterly results differ slightly from those reported in the unaudited results reported during 2014. The revised 2014 quarterly results are based on the Company’s 2014 audited financial results.

Note 10 - Revolving Credit Facility

Effective October 1, 2013, the Company closed a $5 million revolving credit financing facility with TCA Global Credit Master Fund (TCA). On October 1, 2013, the Company took an initial draw down on the line of $1.3 million. The Company used the funds to purchase selected assets from a privately held Company, as well as to pay the related deal and transaction fees and to increase its traffic acquisition programs. At November 30, 2014 the Company had $1,092,000 outstanding relating to the total draw of $1.7 million. At February 28, 2015, 2014 the Company had $3.3 million available under the credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance metric or other investor defined metric. Standard requested draw-downs shall not exceed 80% of the repayments made to TCA unless the requested draw down is relating to a proposed acquisition. In the event of an acquisition funding request TCA may consider the financial performance of the target company, along with other metrics in order to determine whether or not to release additional funds under the facility. There are no contractual guarantees or formal metric specific obligations that require TCA to provide the Company with access to additional draw downs. Future draw-downs of the credit facility are to be made solely at the discretion of the managers at TCA. The Company may also need to raise funds through private placements of its equity securities that may involve dilution to our existing stockholders. The Company has no plans to make additional draw downs on the Credit Facility in 2015.

Note 11 - Notes Payable

Notes payable to individuals at February 28, 2015 and February 28, 2014 consisted of the following:

	2/28/2015	11/30/2014
	(Unaudited)	(Audited)
Note payable to CMS Domains, monthly payments of principal through October 1, 2014 of $45,000 monthly payments of principal through October 1, 2015 of $30,000, balloon payment due October 1, 2015 of $250,000. This note contains $10,000 of capitalized interest included in the principal payments.	$305,000	$345,000

Note payable to Institutional Investor with origination date September 22, 2014, maturity date June 22, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $42,564 with unamortized discount of $17,775.	43,475	29,442

Note payable to Institutional Investor with origination date April 28, 2014, maturity date April 28, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $66,162 with unamortized discount of $0.	–	40,992

Note payable to Institutional Investor with origination date June 4, 2014, maturity date March 4, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $63,000 with unamortized discount of $11,617.	35,563	41,308

Note payable to Institutional Investor with origination date August 4, 2014, maturity date August 4, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $39,974 with unamortized discount of $17,194.	12,055	20,449

Note payable to Institutional Investor with origination date October 1, 2014, maturity date May 10, 2015, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $308,123 with unamortized discount of $62,851.	47,530	16,073

Note payable to Institutional Investor with origination date November 24, 2014, maturity date December 24, 2015, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $142,500 with unamortized discount of $107,867.	34,633	2,165

Note payable to Institutional Investor with origination date January 9, 2015 maturity date February 9, 2016, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $39,447 with unamortized discount of $34,453.	20,544	–

Note payable to Institutional Investor, due June 1, 2015	294,792	309,792

Note payable to individual, due January 1, 2015	187,236	188,484

Note payable to Institutional Investor with origination date February 18, 2015 maturity date February 18, 2016, and interest at 0% per annum. Payable in shares of Company stock. Original issue discount on note of $170,000 with unamortized discount of $151,526.

Note payable to individual, due January 1, 2015	34,500	34,500

Note payable to individual, due January 1, 2012. Company has received and extension through December 31, 2014.	–	–
	1,015,328	1,028,205
Less current maturities of long term debt	1,015,328	1,028,205

Long-term debt, net of current portion	$–	$–

Note 12- Related Party Transactions

At February 28, 2015 the company had the following related party transactions outstanding:

Note from Officer	$55,536*

Accrued Officer Compensation	$286,545**

*This amount is included in notes payable, related parties.

**This amount is included in accrued expenses.

Note 13- Leases

The Company leases its office facilities under two non-cancelable operating leases. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs. The leases expire in April and October, 2019. Total rent expense for the period ended February 28, 2015 and November 30, 2014 was $43,345.32 and $104,941. Prior to its current two leases, the company leased a single facility on a month to month basis ending in April, 2014 rent expense for the year ended November 30, 2013 $18,156.

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

During the period ended November 30, 2014, the Company issued the following shares to note holders to reduce its outstanding debt obligations:

On December 1, 2013, the Company issued 270,000 shares of Series A Convertible Preferred to an officer for $100,000.

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

On November 1, 2014, the Company issued 100,000 shares of Series A Convertible Preferred to an officer for $25,000.

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

On February 2, 2015, we issued 145,772,727 shares of common stock to an investor related to the conversion of $16,035 of debt a price of $0.0011 per share.

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

Note 15 - Subsequent Events

On March 11, 2015, we issued 375,000,000 shares of common stock to an investor related to the conversion of $20,625 of debt a price of $0.000055 per share.

On April 2, 2015 the Company signed two letters of intent to acquire a top level domain portfolio and directory platform and announced that it will form a new joint venture for the legal marketing space.

The top tier vertical brands being contained in the letter of intent include: Divorces.com, BankruptcyLawyers.com, BankruptcyLawyers.net, EstatePlanningLawyers.com, EstatePlanningLawyer.com, WorkersCompLawyers.com, WorkersCompLawyer.com, SocialSecurityLawyers.com, SocialSecurityLawyer.com, InvestmentBanker.com, FinancialPlanners.com, AutoRepairs.com, BodyShops.com, Sportsbars.com and EquipmentRentals.com.

TheDirectory.com expects to close this transaction by May 1st, 2015.

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

Results of Operations for the three months ended February 28, 2015 and 2014

The following table sets forth the summary income statement for the three months ended February 28, 2015 and 2014:

	(Unaudited) Three Months Ended
	February 28, 2015	February 28, 2014
Revenues	$454,391	$503,255
Operating Expenses	$(528,009)	$(414,279)
Other Income (Expense), net	$(20,064)	$(54,272)
Net Income (Loss)	$(93,882)	$34,704

Sales Revenue

Our sales revenue for the three month period ended February 28, 2015 was $454,391 as compared to revenue of $503,255 for the same period in the prior year, representing a decrease of $48,864 or 10%. The year over year decrease in sales revenue was directly attributed to the loss of a large client during the end of the first quarter of 2014.In the year since the loss of this client we have been able to increase our overall sales levels to make up most of the decrease in sales.

Cost of Revenue

Our cost of revenue for the three month period ended February 28, 2015 decreased $57,393 or 27% to $155,705, as compared to cost of revenue of $213,098 for the same period in the prior year. The decrease in cost of revenue was directly related to the year over year loss of a client that required higher traffic purchasing levels that were not present in the period ended February 28, 2015. Going forward we expect cost of revenue as a line item will continue to increase year over year as we expand our business.

General & Administrative Expenses

For the three month period ended February 28, 2015, general and administrative expenses increased $118,349 or 100% to $297,941, as compared to general and administrative expenses of $119,192 for the same period in 2014. The increase in general and administrative expenses during the period ended February 28, 2015 was primarily attributed to expenses related to the expansion of our business. Our rent expenses increased during the year over year period by $40,607 related to our new offices in Tampa, Fl. and Red Bank, NJ. Our payroll related expenses increased $57,324 as we hired additional staff and expanding our operations.

Sales and Marketing

For the three month period ended February 28, 2015, sales and marketing expenses increased 918 to $3,170, as compared to sales and marketing expenses of $2,252 for the same period in the prior year. The increase in sales and marketing expenses was primarily attributed to an increase in our sales related activities associated with the growth of our business. We expect these expenses to continue to rise as our expansion plans further develop especially for the remainder of 2015.

Consulting Fees

For the three month period ended February 28, 2015, consulting fees increased $9,674 or 23% to $50,934, as compared to consulting fees of $41,260 for the same period in the prior year. The increase in consulting fees is primarily related to an additional need to use outside consultants to assist with our expansion plans. For the remainder of 2015 we expect to continue to incur additional consulting fees on an as needed basis.

Research and Development

For the three month period ended February 28, 2015, research and development expenses remained essentially flat decreasing $44 to $3,675 as compared to $3,719 during the same period of 2014. We do not anticipate material changes in R & D expenses for the remainder of 2015 over previous levels.

Amortization of Intangibles

For the three month period ended February 28, 2015, amortization of intangibles increased $41,826 or 120% to $76,584, as compared to amortization of intangibles of $34,758 for the same period in the prior year. The increase in this expense line for the three month period ended February 28, 2015 is related to higher financing fees, costs and restructurings incurred during the period.

Interest Expenses

During the three month period ended February 28, 2015, our interest expenses increased $236,865 to $291,137, as compared to interest expenses of $54,272 for the same period in the prior year. The increase in interest expenses for the three month period ended February 28, 2015 is a direct result of costs incurred during the restructuring of fees relating to our credit facility with TCA.

Net Income

During the three month period ended February 28, 2015, our net income decreased $128,586 to a loss of $93,882, as compared to net income of $34,704 for the same period in the prior year. The decrease in net income is directly related to the increased interest costs as well as increases in amortization costs incurred as a result of our financing activities and increased G&A related to our larger employee base.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and stockholder’s equity (deficit) at February 28, 2015 as compared to November 30, 2014:

	Period ended
	(Unaudited) Feb. 28, 2015	(Audited) Nov. 30, 2014	Increase/(Decrease)
Total Assets	$3,018,814	$3,086,807	$(67,993)
Total Liabilities	$2,697,550	$3,110,113	$($261,037)
Stockholders’ Equity	$321,264	$(23,306)	$344,570

As of the period ended February 28, 2015, we had total assets of $3,018,814, for a decrease of $67,993 from our asset level of $3,086,807 as of November 30, 2014. The $67,993 decrease to current assets is primarily attributable to the $$71,584 or 11% decrease of amortizable intangible assets from $644,661 at November 30, 2014 to $573,077 for the period ending February 28, 2015. Accounts receivable dropped $15,152 or 8% from $189,954 at the year end to $174,802 at February 28, 2015. Other assets were relatively unchanged. Our cash position at February 28, 2015 increased $11,084 to $64,071 from $52,987 at November 30, 2014. The increase is attributed a the increase in our business since the end of 2014.

As of the period ended February 28, 2015, total liabilities dropped 13% or $412,563 to $2,697,550 from $3,110,113 at the period ended November 30, 2014. The drop is primarily related to an across the board focus on debt reduction during the first quarter ended February 28, 2015 by management. Our commercial line of credit liability dropped 17% or $188,493 from 1,096,338 at November 30, 2014 to $907,845 at February 28, 2015. Notes payable, in the aggregate, decreased $27,964 from $1,098,828 at November 30, 2014 to $1,070,864 at February 28, 2015. We expect that these debt reductions and growth measures will remain in place through the remainder of 2015.

Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

We may also require additional funding to finance the growth of our anticipated future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred Tax Asset Allowance

We had a 100% valuation allowance on the deferred tax assets for net operating losses. Since we have become profitable, the allowance has been reduced and the deferred tax asset has been added to the balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period ended February 28, 2015, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On February 2, 2015, we issued 145,772,727 shares of common stock to an investor related to the conversion of $16,035 of debt a price of $0.0011 per share.

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

Item 3. Defaults Upon Senior Securities

We are currently in default of our credit facility with TCA. We are actively negotiating an amendment with TCA to resolve the default. We cannot however guarantee the outcome of these negotiations.

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit

Exhibit	Description

3.1	Articles of Incorporation, filed June 29, 1983 (included as Exhibit 3.1 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation, filed July 17, 1984 (included as Exhibit 3.2 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, filed September 17, 1984 (included as Exhibit 3.3 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.4	Amended and Restated Articles of Incorporation, filed December 30, 1997 (included as Exhibit 3.4 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed May 13, 2003 (included as Exhibit 3 to the Form 10-QSB filed July 15, 2003, and incorporated herein by reference).

3.6	Amended and Restated Articles of Incorporation, filed July 11, 2008 (to be filed by amendment).

3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed June 22, 2010 (to be filed by amendment) .

3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed April 13, 2011 (to be filed by amendment).

3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 19, 2011 (to be filed by amendment).

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective December 10, 2013, dated December 11, 2013 (to be filed by amendment).

3.11	Bylaws (included as Exhibit 3.5 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

4.1	Certificate of Designation of Series A Convertible Preferred Stock, filed with the State of Utah Department of Commerce on April 13, 2011 (included in Exhibit 3.8 and to be filed by amendment).

10.1	Executive Employment Agreement between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.2	Agreement for Purchase and Sale of Stock between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.2 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.3	Agreement for Purchase and Sale of Stock between the Company and 221 Fund, LLC, dated January 10, 2008 (included as Exhibit 10.3 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.4	Asset Purchase Agreement between the Company and FTS Group, Inc., dated March 19, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.5	Promissory Note between due January 3, 2010, issued by the Company to FTS Group, Inc. (included as Exhibit 10.2 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.6	Credit facility with TCA Global Master Fund, dated August 30, 2014 (included as Exhibit 10.6 to the Form 10-12G/A filed May 6, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith) .

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed or furnished herewith).

101.INS*	XBRL Instance Document (filed herewith).
101.SCH*	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB*	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

*   To be filed by amendment

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEDIRECTORY.COM, INC.

Date: April 21, 2015	By:	/s/ Scott Gallagher
Scott Gallagher Chief Executive Officer
(Principal Executive Officer)(Principal Financial and Accounting Officer)

