Form 10-Q
period 2015-05-31
THEDIRECTORY.COM, INC.
filed 2015-07-20
CIK 1122130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □    No ⌧

As of July 16, 2015, there were 8,471,034,676 outstanding shares of the registrant’s common stock.

TheDirectory.com, Inc.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Balance Sheets May 31, 2015 (Unaudited) and November 30, 2014 (Audited)	3
Statements of Operations For The Three and Six Months Ended May 31, 2015 and 2014 (Unaudited)	4
Statements of Cash Flows For The Three and Six Months Ended May 31, 2015 and 2014 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	11

Item 6. Exhibits	23

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TheDirectory.com, Inc.

Balance Sheets

May 31, 2015 and November 30, 2014

	(Unaudited)	(Audited)
	2015	2014
Assets
Current assets
Cash and cash equivalents	49,606	52,987
Accounts receivable, net	116,996	189,954

Total Current Assets	166,602	242,941

Property and Equipment, Net	11,317	10,610

Other Assets
Amortizable Intangible Assets, net	496,493	644,661
Nonamortizable Intangible Assets	2,182,744	2,165,952
Deposits	22,643	22,643

Total Other Assets	2,701,880	2,833,256

Total Assets	2,879,799	3,086,807

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued expenses	672,120	535,726
Commercial line of credit	907,845	1,096,338
Derivative liabilities	108,348	379,221
Notes payable	1,141,307	1,028,205
Notes payable to related parties	42,486	70,623

Total current Liabilities	2,872,106	3,110,113

Long-Term Debt-Net of Current portion	–	–

Total liabilities	2,872,106	3,110,113

Stockholders' equity:
Preferred stock, 1,200,000 share authorized, $.001 par value, 640,000 and 640,000 shares issued and outstanding at May 31, 2015 and November 30, 2014	640	640
Common stock 30,000,000,000 shares authorized, $.001 par value, 8,471,034,676 and 5,129,999,499 shares issued and outstanding at May 31, 2015 and November 30, 2014	8,471,034	5,130,000
Additional paid in capital	1,482,413	4,343,370
Accumulated deficit	(9,946,394)	(9,497,316)
Total stockholders' equity (deficit)	7,693	(23,306)

Total Liabilities and stockholders' equity (deficit)	2,879,799	3,086,807

The accompanying footnotes are an integral part of these financial statements.

TheDirectory.com, Inc.

Statements of Operations

For The Six Months Ended May 31, 2015 and 2014

(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2015	2014	2015	2014
REVENUES	$423,733	$227,838	$878,124	$731,093

OPERATING EXPENSES:
Cost of revenues	154,054	103,582	309,759	316,680
Sales and marketing	4,569	3,341	7,739	5,593
Consulting fees	39,158	39,210	90,092	80,470
General and administrative	256,616	149,564	494,557	268,756
Research and development	6,499	3,210	10,174	6,929
Amortization of intangibles	76,584	39,364	153,168	74,122

Total operating expenses	537,480	338,271	1,065,489	752,550
			–	–
Income (Loss) from operations	(113,747)	(110,433)	(187,365)	(21,457)

OTHER INCOME (EXPENSE)
Interest expense	(241,449)	(38,355)	(532,586)	(92,627)
Change in derivative	–	–	270,873	–

NET INCOME BEFORE PROVISION FOR INCOME TAXES	(355,196)	(148,788)	(449,078)	(114,084)

INCOME TAX EXPENSE (BENEFIT)	–	–	–	–

NET INCOME	$(355,196)	$(148,788)	$(449,078)	$(114,084)

Basic weighted average number of shares outstanding	8,214,241,198	3,907,659,137	6,979,483,708	3,763,102,025

Basic Earnings per share	$–	$–	$–	$–

Diluted weighted average number of shares outstanding	8,214,241,198	3,907,659,137	6,979,483,708	3,763,102,025

Diluted earnings per share	$–	$–	$–	$–

The accompanying footnotes are an integral part of these financial statements.

Statements of Cash Flows

For The Six Months Ended May 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(449,078)	$(114,084)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	421,828	74,730
Change in derivative	(270,873)	–
Change in operating assets and liabilities:
Accounts receivable	72,958	20,515
Accounts payable and accrued expenses	136,394	289,096

Total cash flows from operating activities	(88,771)	270,257

Cash flows from investing activities:
Purchase of office equipment	(1,026)	(1,400)
Purchase of software enhancements	–	(5,601)
Purchase of domain names	(16,792)	–

Total cash flows from investing activities	(17,818)	(7,001)

Cash flows from financing activities:
Financing fees paid	(5,000)	–
Repayments to line of credit (net of proceeds)	(18,493)	(627,435)
Advances from (repayments to) individuals, net	154,838	162,733
Advances from (repayments to) related parties, net	(28,137)	130,286
Total cash flows from financing activities	103,208	(334,416)

Increase (decrease in) cash and cash equivalents	(3,381)	(71,160)

Cash and cash equivalents, beginning of period	52,987	128,910

Cash and cash equivalents, end of period	$49,606	$57,750

SUPPLEMENTAL INFORMATION:

Income taxes paid	$–	$–
Interest expense paid	$42,335	$48,197

Non-cash investing and financing activities:
Stock issued in payment of convertible debt	$270,629	$733,750

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

Advertising Expenses

The Company expenses advertising as incurred. For the six months ending May 31, 2015 and 2014, advertising expenses were $7,739 and $5,593, respectively, and such expenses are included under sales and marketing expenses.

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

Payroll Taxes

The Company has an accrued payroll tax liability of $198,709 for the period ending May 31, 2015. The Company has a plan in place to eliminate this liability during the 2015 fiscal year. The Company was current with its first quarter payroll tax filing obligation for the period ending May 31, 2015. The Company may be subject to fines, late charges or penalties for not filing its quarterly returns on time.

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

Note 2 - Property and Equipment

Property and equipment consisted of the following at May 31, 2015 and November 30 2014:

	May 31, 2015	Nov. 30, 2014
Furniture and fixtures (at cost)	$20,763	$19,736
Accumulated depreciation	9,446	9,126
Net	$11,317	$10,610

Depreciation expense was $320 and $608 for the six months ended May 31, 2015 and November 30, 2014.

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

The components of other comprehensive income and related tax effects for the periods ended May 31, 2015 and November 30, 2014 are zero.

Note 4 - Going Concern

The Company has elected to early adopt Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) .

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

As reflected in the financial statements, the Company had an accumulated deficit and net loss for the period ended May 31, 2015 and November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net operating losses can be carried forward up to twenty years. As of May 31, 2015 and November 30, 2014 the Company has net operating loss carry forwards in the amount of $4,685,278 which start to expire in 2030.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending November 30, 2010 through November 30, 2014. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending November 30, 2010 through November 30, 2014.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties relating to federal income taxes and interest for the periods ending May 31, 2015 and November 30, 2014.

The Company has an accrued payroll tax liability of $198,709 as of May 31, 2015 and may incur penalties relating to the timing of payroll payments and filings. The Company expects that it will be current with its ongoing payroll tax liability obligations by the end of 2015.

Note 6 - Intangible Assets

The Company classifies “Intangible Assets” within “Other Assets” on the balance sheets.

Intangible Assets consisted of the following as of May 31, 2015 and November 30, 2014:

Amortizable

	(Unaudited)	(Audited)
	May 31, 2015	Nov. 30, 2014
Financing Fees	$312,400	$307,400
Intellectual Property	421,963	421,963
	734,363	720,363
Less: accumulated amortization	237,870	84,702

Net amortizable intangible assets	$496,493	$644,661

Non-Amortizable

	May 31, 2015	Nov. 30, 2014
Internet domain portfolio	$2,082,744	$2,065,952
Intellectual property	–	–
Trademarks	100,000	100,000

Net non-amortizable intangible assets	$2,182,744	$2,165,952

*Intellectual Assets are digital assets owned by the Company that relate to the creation and operations of websites and directories.

Note 7 - Accounts Receivable

The Company reports all receivables at gross amounts due from customers. Because losses related to these receivables are deemed improbable due to the short term nature and renewal process of the contracts, management uses the direct write-off method to account for bad debts. On a continuing basis, management analyzes delinquent receivables and, once these receivable are determined to be uncollectible, they are written off through a charge against earnings. Bad debt expense for the period ended May 31, 2015 was zero. Accounts receivable at May 31, 2015 and November 30, 2014 were $124,100 and $197,058, respectively, net of allowance $7,104 in both periods.

Note 8 - Earnings per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

The Company had convertible preferred stock issued and outstanding during the period ended May 31, 2015 and November 30, 2014. The preferred stock has a $0.001 par value with each share convertible into 10,000 shares of common stock. There were 640,000 shares of the convertible preferred stock issued and outstanding at May 31, 2015 and November 30, 2014 convertible into 6,400,000,000 shares of common stock, respectively. Since these shares are potentially dilutive, they are included in the calculation of fully diluted earnings per share when not anti-dilutive.

Note 9 - Asset Acquisition and Financial Reporting

On October 1, 2013, the Company agreed to acquire selected assets from two privately held companies; Let’s See What Sticks, LLC a Kentucky Corporation and CMS Domains, LLC a Nevada Corporation for a total purchase price of $2,150,000. The Company also closed a $5 million credit facility with an institutional investor whereby the Company raised a total of $1.3 million to be used to close the asset purchase. The Company paid the seller $1 million at closing. The seller issued to the Company a promissory note in the amount of $1,150,000 payable over 24 month from the closing date. The Company agreed to make monthly payments in the amount of $45,000 for the first 12 months post-closing then an additional 12 monthly payments of $30,000 beginning on November 1, 2014. Additionally, the Company agreed to make a balloon payment in the amount of $250,000 prior to October 1, 2014. As of the period ended May 31, 2015, the Company owed Let’s See What sticks and CMS Domains, LLC a total of $287,500 of the $1,150,000 promissory note.

Pursuant to the accounting guidance in ASC 805-10, the Company determined that the asset purchase did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase.

As a result of the acquisition the Company closed on October 1st , 2013 and the resulting delays that occurred, primarily during the first 6 months of 2014, relating to accessing real time reporting data from third parties, the signing of new contracts and establishing new revenue accounts and cost of revenue accounts that are needed to collect revenue and detail the cost of revenue data, the Company’s 2014 quarterly results differ from the results reported in the unaudited financial results on the form 10Qs during 2014. The revised 2014 quarterly results are based on the Company’s 2014 audited financial results.

Note 10 - Revolving Credit Facility

Effective October 1, 2013, the Company closed a $5 million revolving credit financing facility with TCA Global Credit Master Fund (TCA). On October 1, 2013, the Company took an initial draw down on the line of $1.3 million. The Company used the funds to purchase selected assets from a privately held Company, as well as to pay the related deal and transaction fees and to increase its traffic acquisition programs. At May 31,2015 the Company had $907,845 outstanding relating to the total draw of $1.7 million. At May 31, 2015, 2014 the Company had $3.3 million available under the credit facility. The credit facility may be drawn down, at the investor’s sole discretion subject to a use of proceeds or other investor defined metric such as Company financial performance metric or other investor defined metric. Standard requested draw-downs shall not exceed 80% of the repayments made to TCA unless the requested draw down is relating to a proposed acquisition. In the event of an acquisition funding request TCA may consider the financial performance of the target company, along with other metrics in order to determine whether or not to release additional funds under the facility. There are no contractual guarantees or formal metric specific obligations that require TCA to provide the Company with access to additional draw downs. Future draw-downs of the credit facility are to be made solely at the discretion of the managers at TCA. The Company may also need to raise additional funds through private placements of its equity securities to pay down the revolving credit facility that may involve dilution to our existing stockholders. The Company has no plans to make additional draw downs on the Credit Facility in 2015 or beyond. We are currently in default of our credit facility with TCA. We are actively negotiating an amendment with TCA to resolve the default. We cannot however guarantee the outcome of these negotiations

Note 11 - Notes Payable

Notes payable to individuals at May 31, 2015 and November 30, 2014 consisted of the following:

	05/31/2015	11/30/2014
	(Unaudited)	(Audited)
Note payable to CMS Domains, monthly payments of principal through October 1, 2014 of $45,000 monthly payments of principal through October 1, 2015 of $30,000, balloon payment due October 1, 2015 of $250,000. This note contains $10,000 of capitalized interest included in the principal payments.	$287,500	$345,000

Note payable to Institutional Investor with origination date September 22, 2014, maturity date June 22, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $42,564 with unamortized discount of $3,742.	57,508	29,442

Note payable to Institutional Investor with origination date April 28, 2014, maturity date April 28, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $66,162 with unamortized discount of $0.	–	40,992

Note payable to Institutional Investor with origination date June 4, 2014, maturity date March 4, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $63,000 with unamortized discount of $0.	47,180	41,308

Note payable to Institutional Investor with origination date August 4, 2014, maturity date August 4, 2015, and interest at 8% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $39,974 with unamortized discount of $6,414.	22,835	20,449

Note payable to Institutional Investor with origination date October 1, 2014, maturity date May 10, 2015, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $308,123 with unamortized discount of $0.	89,381	16,073

Note payable to Institutional Investor with origination date November 24, 2014, maturity date December 24, 2015, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $142,500 with unamortized discount of $36,334.	105,969	2,165

Note payable to Institutional Investor with origination date January 9, 2015 maturity date February 9, 2016, and interest at 10% per annum. Payable in cash or stock at company's discretion. Original issue discount on note of $39,447 with unamortized discount of $25,265.	29,732	–

Note payable to Institutional Investor with origination date of Sept. 1, 2014, Maturity date June 1, 2015. Interest rate is 10% and is payable in cash or stock at Company’s discretion.	274,167	309,792

Note payable to individual, with origination date of September 2013, Maturity date is January 1, 2016. Interest rate is 10% and is payable in cash or stock at Company’s discretion.	192,535	188,484

Note payable to Institutional Investor with origination date February 18, 2015 maturity date February 18, 2016, and interest at 0% per annum. Payable in shares of Company stock. Original issue discount on note of $170,000 with unamortized discount of $151,526.

Note payable to individual, due January 1, 2015	34,500	34,500
	1,141,307	1,028,205
Less current maturities of long term debt	1,141,307	1,028,205

Long-term debt, net of current portion	$–	$–

Note 12- Related Party Transactions

At May 31, 2015 the company had the following related party transactions outstanding:

Note from Officer	$42,486*

Accrued Officer Compensation	$286,545**

*This amount is included in notes payable to related parties.

**This amount is included in accrued expenses.

Note 13- Leases

The Company leases its office facilities under two non-cancelable operating leases. The lease agreements require the Company to pay property taxes, insurance, common area expenses and maintenance costs. The leases expire in April and October, 2019. Total rent expense for the period ended May 31, 2015 and November 30, 2014 was $43,345 and $104,941. Prior to its current two leases, the company leased a single facility on a month to month basis ending in April, 2014.

Future minimum lease payments under operating leases are approximately as follows:

FYE 11/30/15	$86,684
FYE 11/30/16	179,512
FYE 11/30/17	182,579
FYE 11/30/18	182,579
FYE 11/30/19	113,698

Note 14 – Equity

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

On April 23, 2015, we issued 375,000,000 shares of common stock to an investor related to the conversion of $20,625 of debt a price of $0.000055 per share.

Note 15 – Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to those described in “Risk Factors” of the reports filed with the Securities and Exchange Commission.

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

Results of Operations for the Three Months Ended May 31, 2015 and 2014

The following table sets forth the summary income statement for the three months ended May 31, 2015 and 2014:

	(Unaudited) Three Months Ended
	May 31, 2015	May 31, 2014
Revenues	$423,733	$227,838
Operating Expenses	$(537,480)	$(338,271)
Other Income (Expense), net	$(241,449)	$(38,355)
Net Income (Loss)	$(355,196)	$(148,788)

Sales Revenue

Our sales revenue for the three month period ended May 31, 2015 was $423,733 as compared to revenue of $227,838 for the same period in the prior year, representing an increase of $195,895 or 86%. The increase in sales revenue was a result of increased traffic acquisition programs as well as an increase in our sales staff production as compared to the prior period in 2014.

Cost of Revenue

Our cost of revenue for the three month period ended May 31, 2015 increased $50,472 or 48.7% to $154,054, as compared to cost of revenue of $103,582 for the same period in the prior year. The increase in cost of revenue was directly related to higher traffic purchasing levels when compared to the same period in 2014. Going forward we expect cost of revenue as a line item will continue to increase year over year as we expand our business.

General & Administrative Expenses

For the three month period ended May 31, 2015, general and administrative expenses increased $107,052 or 71.6% to $256,616, as compared to general and administrative expenses of $149,564 for the same period in 2014. The increase in general and administrative expenses during the period ended May 31, 2015 was primarily attributed to increased staffing related expenses.

Sales and Marketing

For the three month period ended May 31, 2015, sales and marketing expenses increased $1,228 or 36.8% to $4,569, as compared to sales and marketing expenses of $3,341 for the same period in the prior year. The increase in sales and marketing expenses was primarily attributed to an increase in our sales related activities associated with the growth of our business.

Consulting Fees

For the three month period ended May 31, 2015, consulting fees decreased $52 from $39,210 to $39,158 for the same period in the prior year. For the remainder of 2015 we expect to incur additional consulting fees on an as needed basis.

Research and Development

For the three month period ended May 31, 2015, research and development expenses increased $3,289 or 102.5% to $6,499 from $3,210 for the same period of 2014. The increase was related to expanded product testing during the year over year period. We do not anticipate material changes in R & D expenses for the remainder of 2015 over previous levels.

Amortization of Intangibles

For the three month period ended May 31, 2015, amortization of intangibles increased $37,220 or 94.6% to $76,584, as compared to amortization of intangibles of $39,364 for the same period in the prior year. The increase in this expense line for the three month period ended May 31, 2015 is related to higher financing fees, costs and restructurings incurred during the period.

Interest Expenses

During the three month period ended May 31, 2015, our interest expenses increased $203,094 or 529.5% to $241,449, as compared to interest expenses of $38,355 for the same period in the prior year. The increase in interest expenses for the three month period ended May 31, 2015 is a direct result of costs incurred during the restructuring of fees relating to our credit facility with TCA.

Net Income (Loss)

During the three month period ended May 31, 2015, our net loss increased $206,408 or 138.7% to a loss of $355,196, as compared to net income of $148,788 for the same period in the prior year. The decrease in net income is directly related to the increased interest costs as well as increases in amortization costs incurred as a result of our financing activities and increased G&A related to our larger employee base.

Results of Operations for the Six Months Ended May 31, 2015 and 2014

The following table sets forth the summary income statement for the three months ended May 31, 2015 and 2014:

	(Unaudited) Six Months Ended
	May 31, 2015	May 31, 2014
Revenues	$878,124	$731,093
Operating Expenses	$(1,065,489)	$(752,550)
Other Income (Expense), net	$(261,713)	$(92,627)
Net Income (Loss)	$(449,078)	$(114,084)

Sales Revenue

Our sales revenue for the six month period ended May 31, 2015 was $878,124 as compared to revenue of $731,093 for the same period in the prior year, representing an increase of $147,031 or 20.1%. The increase in sales revenue was a result of increased traffic acquisition programs as well as an increase in our sales staff production as compared to the prior period in 2014. .

Cost of Revenue

Our cost of revenue for the six month period ended May 31, 2015 decreased by $6,921 or -2.2% to $309,759, as compared to cost of revenue of $316,680 for the same period in the prior year. Going forward we expect cost of revenue as a line item will increase year over year if we expand our business.

General & Administrative Expenses

For the six month period ended May 31, 2015, general and administrative expenses increased $225,801 or 84% to $494,557, as compared to general and administrative expenses of $268,756 for the same period in 2014. The increase in general and administrative expenses during the period ended May 31, 2015 was primarily attributed to increased staffing related expenses.

Sales and Marketing

For the six month period ended May 31, 2015, sales and marketing expenses increased $2,146 or 38.4% to $7,739, as compared to sales and marketing expenses of $5,593 for the same period in the prior year. The increase in sales and marketing expenses was primarily attributed to an increase in our sales related activities associated with the growth of our business.

Consulting Fees

For the six month period ended May 31, 2015, consulting fees increased $9,622 or 12% to $90,092 compared to $80,470 for the same period in the prior year. For the remainder of 2015 we expect to incur additional consulting fees on an as needed basis.

Research and Development

For the six month period ended May 31, 2015, research and development expenses increased $3.245 or 46.8% to $10,174 from $6,929 for the same period of 2014. The increase was related to expanded product testing during the year over year period. We do not anticipate material changes in R & D expenses for the remainder of 2015 over previous levels.

Amortization of Intangibles

For the six month period ended May 31, 2015, amortization of intangibles increased $79,046 or 106.6% to $153,168, as compared to amortization of intangibles of $74,122 for the same period in the prior year. The increase in this expense line for the period ended May 31, 2015 is related to higher financing fees, costs and restructurings incurred during the period.

Interest and Derivative Expenses

During the six month period ended May 31, 2015, our interest expenses increased $76,459 net to $169,086 net, as compared to interest only expenses of $92,627 for the same period in the prior year. The increase in interest expenses for the period ended May 31, 2015 is a direct result of costs incurred during the restructuring of fees relating to our credit facility with TCA which was reduced by a gain of $270,873 in derivatives during the period.

Net Income (Loss)

During the six month period ended May 31, 2015, our net loss increased $334,994 or 293.6% to a loss of $449,078, as compared to a net loss of $114,084 for the same period in the prior year. The increase in net loss is directly related to increased interest and financing related cost incurred during the period.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and stockholder’s equity (deficit) at May 31, 2015 as compared to November 30, 2014:

	Period ended
	(Unaudited) May 31, 2015	(Audited) Nov. 30, 2014	Increase/(Decrease)
Total Assets	$2,879,799	$3,086,807	$(207,008)
Total Liabilities	$2,871,106	$3,110,113	$(238,007)
Stockholders’ Equity	$7,693	$(23,306)	$30,999

As of the period ended May 31, 2015, we had total assets of $2,879,799, for a decrease of $207,008 or -6.7% compared to our asset level of $3,086,807 as of November 30, 2014. The decrease to current assets is primarily attributable to a 38.4% or $72,958 drop in accounts receivables and a 23% or $148,168 drop in amortizable intangible assets which occurred in the normal course of our business.

As of the period ended May 31, 2015, total liabilities dropped 7.7% or $238,007 to $2,872,106 from $3,110,113 at the period ended November 30, 2014. The drop is primarily related to a year over year, non-cash change in derivative liabilities of 270,873.

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

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit of ($9,946,394) at May 31, 2015, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Goodwill and Intangible Asset Impairment

Realization of long-lived assets, including goodwill, is periodically assessed by our management. Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value is necessary. In management's opinion, there was no impairment of such assets at May 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period ended May 31, 2015, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2015, we issued 375,000,000 shares of common stock to an investor related to the conversion of $20,625 of debt a price of $0.000055 per share.

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

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit

Exhibit	Description

3.1	Articles of Incorporation, filed June 29, 1983 (included as Exhibit 3.1 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation, filed July 17, 1984 (included as Exhibit 3.2 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, filed September 17, 1984 (included as Exhibit 3.3 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.4	Amended and Restated Articles of Incorporation, filed December 30, 1997 (included as Exhibit 3.4 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed May 13, 2003 (included as Exhibit 3 to the Form 10-QSB filed July 15, 2003, and incorporated herein by reference).

3.6	Amended and Restated Articles of Incorporation, filed July 11, 2008 (to be filed by amendment).

3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed June 22, 2010 (to be filed by amendment) .

3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed April 13, 2011 (to be filed by amendment).

3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 19, 2011 (to be filed by amendment).

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective December 10, 2013, dated December 11, 2013 (to be filed by amendment).

3.11	Bylaws (included as Exhibit 3.5 to the Form 10SB12G filed September 1, 2000, and incorporated herein by reference).

4.1	Certificate of Designation of Series A Convertible Preferred Stock, filed with the State of Utah Department of Commerce on April 13, 2011 (included in Exhibit 3.8 and to be filed by amendment).

10.1	Executive Employment Agreement between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.1 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.2	Agreement for Purchase and Sale of Stock between the Company and Scott Gallagher, dated January 10, 2008 (included as Exhibit 10.2 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.3	Agreement for Purchase and Sale of Stock between the Company and 221 Fund, LLC, dated January 10, 2008 (included as Exhibit 10.3 to the Form 8-K filed January 10, 2008, and incorporated herein by reference).

10.4	Asset Purchase Agreement between the Company and FTS Group, Inc., dated March 19, 2008 (included as Exhibit 10.1 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.5	Promissory Note between due January 3, 2010, issued by the Company to FTS Group, Inc. (included as Exhibit 10.2 to the Form 8-K filed April 10, 2008, and incorporated herein by reference).

10.6	Credit facility with TCA Global Master Fund, dated August 30, 2014 (included as Exhibit 10.6 to the Form 10-12G/A filed May 6, 2014, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith) .

32.1	Certification of Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed or furnished herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THEDIRECTORY.COM, INC.

Date: July 20, 2015	By:	/s/ Scott Gallagher
Scott Gallagher Chief Executive Officer
(Principal Executive Officer) (Principal Financial and Accounting Officer)

